Form 10-Q
period 1999-03-31
SAGENT TECHNOLOGY INC
filed 1999-05-26
CIK 1058425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31,1999

                                       OR

             [_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission File number 0- 25315

                             SAGENT TECHNOLOGY, INC
             (Exact name of registrant as specified in its charter)

            DELAWARE                                              94-3225290
(State or other jurisdiction  of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

800 W. El Camino Real, Suite 300
Mountain View, California                                           94040
(Address of principal executive offices)                          (Zip Code)


                                 (650) 815-3100
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]     No [X]

     The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding at April 30, 1999 was 24,991,529.

                             SAGENT TEHCNOLOGY, INC.
                                    FORM 10-Q

                                      INDEX

                                                                              PAGE
PART I.   CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Condensed Financial Statements:

          Consolidated Condensed Statements of Operations
               Three months ended March 31, 1999 and 1998                        3

          Consolidated Condensed Balance Sheets
               March 31, 1999 and December 31, 1998                              4

          Consolidated Condensed Statements of Cash Flows
               Three months ended March 31, 1999 and 1998                        5

          Notes to Unaudited Consolidated Condensed Financial Statements       6-8

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations and
              Factors That May Affect Results                                 9-22

Item 3.   Quantitative and Qualitative Disclosure about Market Risk             23


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                     23

Item 2.   Changes in Securities and Use of Proceeds                             23

Item 3.   Defaults Upon Senior Securities                                       24

Item 4.   Submission of Matters to a Vote of Security Holders                   24

Item 5.   Other Information                                                     24

Item 6.   Exhibits and Reports on Form 8-K                                      24

Signatures                                                                      25

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             SAGENT TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                    1999               1998
                                                ------------       ------------
Revenues, net:
    Licenses                                    $      4,260       $      1,798
    Services                                           2,240              1,199
                                                ------------       ------------
         Total revenues, net                           6,500              2,997
                                                ------------       ------------
Cost of Revenues:
   Licenses                                               43                 36
   Services                                              998                729
                                                ------------       ------------
         Total cost of revenues                        1,041                765
                                                ------------       ------------
Gross Profit                                           5,459              2,232
                                                ------------       ------------
Operating Expenses:
   Sales and marketing                                 3,799              2,203
   Research and development                            1,597              1,516
   General and administrative                            950              1,199
   Acquired in-process technology                         --              2,425
                                                ------------       ------------
         Total operating expenses                      6,346              7,343
                                                ------------       ------------

Loss from operations                                    (887)            (5,111)
                                                ------------       ------------
Interest expense (income)                                 72                (24)
                                                ------------       ------------
Net loss before income taxes                            (959)            (5,087)
                                                ------------       ------------
Provision for income taxes                                72                  2
Net loss                                        $     (1,031)      $     (5,089)
                                                ============       ============


Historical basic net loss per share             $      (0.24)      $      (1.36)
                                                ============       ============
Historical diluted net loss per share           $      (0.26)      $      (1.54)
                                                ============       ============
Number of shares used in calculation of
  historical basic net loss per share              4,313,853          3,731,494
Number of shares used in calculation of
  historical diluted net loss per share            4,017,022          3,315,235

Pro forma basic net loss per share              $      (0.05)      $      (0.28)
                                                ============       ============
Pro forma diluted net loss per share            $      (0.06)      $      (0.28)
                                                ============       ============
Number of shares used in calculation of
  pro forma basic net loss per share              18,858,111         18,321,537
Number or shares used in calculation of
   pro forma diluted net loss per share           18,561,280         17,905,278

     See accompanying notes to consolidated condensed financial statements.

                             SAGENT TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           March 31,    December 31,
                                                             1999           1998
                                                          ---------     -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $  3,261       $  3,093
  Accounts receivable, net                                    5,704          5,376
  Other current assets                                        1,402            832
                                                           --------       --------
     Total current assets                                    10,367          9,301

Property and equipment, net                                   2,805          3,044
Other assets                                                    827            851
                                                           --------       --------
     Total assets                                          $ 13,999       $ 13,196
                                                           ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                         $  1,497       $  1,478
  Accrued liabilities                                         3,475          4,216
  Deferred revenue                                            1,857          1,304
  Obligations under capital leases                            1,073          1,181
                                                           --------       --------
     Total current liabilities                                7,902          8,179

Long-term portions of capital lease obligations               5,208          3,346
                                                           --------       --------
     Total liabilities                                       13,110         11,525
                                                           --------       --------
Commitments and contingencies (see Part II Item I)

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, par value $.001
     per share:
     Authorized: 15,556 in 1999 and 1998
     Issued and outstanding: 14,544 in 1999 and 1998             15             15
  Common stock, par value $.001 per share:
     Authorized: 25,000 in 1999 and 1998
     Issued and outstanding: 4,545 in 1999 and
     4,125 shares in 1998                                         5              4
  Additional paid-in capital                                 32,093         30,699
  Notes receivable from stockholders                         (1,655)          (522)
  Cumulative translation adjustment                              88            101
  Accumulated deficit                                       (29,657)       (28,626)
                                                           --------       --------
          Total stockholders' equity                            889          1,671
                                                           --------       --------

     Total liabilities and stockholders' equity            $ 13,999       $ 13,196
                                                           ========       ========

     See accompanying notes to consolidated condensed financial statements.

                             SAGENT TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                                 1999           1998
                                                               --------       --------
Cash flows from operations:
Net loss                                                       $ (1,031)      $ (5,089)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Acquired in-process technology                                   --          2,425
    Depreciation and amortization                                   335            293
Change in operating assets and liabilities,
  net of acquisition:
           Accounts receivable                                     (328)          (808)
           Other current assets                                    (570)           (80)
           Other assets                                              24           (534)
           Accounts payable                                          19          1,103
           Accrued liabilities                                     (741)         1,363
           Deferred revenue                                         553            162
                                                               --------       --------
Net cash used in operating activities                            (1,739)        (1,165)
                                                               --------       --------

Cash flows from investing activities:
     Purchases of property and equipment                            (96)          (633)
     Acquisition of Talus Incorporated                               --         (2,696)
                                                               --------       --------
Net cash used in investing activities                               (96)        (3,329)
                                                               --------       --------

Cash flows from financing activities:
     Proceeds from capital lease financing                        3,795            493
     Payment of principal under capital lease obligations        (2,041)          (108)
     Proceeds from issuance of common stock
       (net of repurchases)                                         262            142
     Proceeds from issuance of preferred stock
       (net of issuance costs and repurchases)                       --         10,374
                                                               --------       --------
Net cash provided by financing activities                         2,016         10,901
                                                               --------       --------

Effect of exchange rate changes in cash                             (13)            (3)

Net increase in cash and cash equivalents                           168          6,404
                                                               --------       --------
Cash and cash equivalents beginning of the period                 3,093          3,813
                                                               --------       --------
Cash and cash equivalents end of the period                    $  3,261       $ 10,217
                                                               --------       --------
Supplemental disclosure of cash flow information:
    Cash payments for interest                                      111             46
Supplemental non-cash financing activities:
    Issuance of common stock for notes and
      interest receivable                                         1,133            522
Liabilities assumed in connection with acquisition
  of Talus, Incorporated
    Fair value of assets acquired............................................    3,526
    Cash paid................................................................   (1,170)
    Preferred stock issued...................................................   (1,400)
                                                                               -------
    Liabilities assumed......................................................  $   956
                                                                               =======

     See accompanying notes to consolidated condensed financial statements.

                             Sagent Technology, Inc.

         Notes To Unaudited Consolidated Condensed Financial Statements
                      (In thousands, except per share data)


NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

     Sagent Technology, Inc., develops, markets and supports software designed to address organizations' information access, analysis and delivery needs.

     Sagent was incorporated under the laws of the State of California in April 1995 under the name of Savant Software, Inc. In June 1995, Sagent changed its name to Sagent Technology, Inc. Sagent was reincorporated under the laws of the State of Delaware in September 1998.

Basis of Presentation:

     The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of Sagent, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position at March 31, 1999, the operating results for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. These financial statements and notes should be read in conjunction with Sagent's audited financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Form S-1 filed with the Securities and Exchange Commission in April 1999. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Sagent Technology, Inc., and its wholly-owned subsidiaries, Sagent Technology, Japan KK and Sagent Technology (Canada) Inc. collectively ("Sagent" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:

     Sagent's revenues are derived from two sources, product license revenues and service revenues. License revenues are derived from product sales to end users, resellers and distributors and enterprise application vendors as well as royalties from enterprise application vendors. For enterprise application vendors, Sagent receives quarterly reports from these vendors on sell-through of Sagent's products to end users. The reports also indicate the amount of royalty revenue the enterprise application vendor owes to Sagent. License revenues are based upon the number and capacity of servers on which a product is installed, as well as on a per user basis. Service revenues are derived from providing consulting and training, maintenance and support services to end users.

                             Sagent Technology, Inc.

         Notes To Unaudited Consolidated Condensed Financial Statements
                      (In thousands, except per share data)


     Sagent recognizes revenues in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition." License revenues from sales to end users are recognized upon shipment of the product if a signed contract exists, the fee is fixed and determinable and collection is deemed probable. If an acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of that period. Sagent recognizes royalties as revenues based upon an enterprise application vendor's sell-through of Sagent's products. Fees for services are recognized upon completion of the work to be performed. Revenues from maintenance and support agreements which includes product updates are deferred and recognized on a straight-line basis as service revenues over the term of the related agreement, which is typically one year.

     Sagent performs ongoing credit evaluations of its customer's financial condition and does not require collateral. Sagent maintains allowances for potential credit losses and the amount of such losses have been within management's expectations.

Recent Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. There was no difference between Sagent's net loss and its total comprehensive loss for the quarters ended March 31, 1999 and 1998, respectively.

     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Software for Internal Use, " which provides guidance on accounting for the cost of computer software developed or obtained for internal use. Statement of Position No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of Statement of Position No. 98-1 has had no material effect on Sagent's business, financial condition and operating results for the first quarter of 1999.

     In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Sagent does not currently engage in hedging activities and had no holdings of derivative financial or commodity instruments at March 31, 1999. Sagent does not expect that the adoption of SFAS No. 133 will have a material impact on its condensed financial statements.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, Statement of Position 98-5 is effective for fiscal years beginning after December 15, 1998. Sagent believes the adoption of Statement of Position 98-5 will not have a material impact on its results of operations.

Net Loss Per Share and Pro Forma Net Loss Per Share

     Sagent computes net loss per share in accordance with SFAS No. 128, "Earnings per Share," and Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options, warrants and convertible preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

                             Sagent Technology, Inc.

         Notes To Unaudited Consolidated Condensed Financial Statements
                      (In thousands, except per share data)


     Pro forma net loss per share has been computed as described previously and also gives effect, even if antidilutive, to common equivalent shares from preferred stock that converted upon the closing of Sagent's initial public offering, under the as-if-converted method. The convertible preferred stock outstanding, as of the closing date was automatically converted into an aggregate of 14,544 shares of common stock.

     A reconciliation of shares used in the calculation of historical basic and diluted net loss per share follows:

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 1999           1998
                                                                               --------       --------
Historical net loss per share, basic and diluted:
   Net loss..................................................................  $ (1,031)      $ (5,089)
   Shares used in computing basic net loss per share.........................     4,314          3,731
                                                                               --------       --------
   Basic net loss per share..................................................  $  (0.24)      $  (1.36)
                                                                               ========       ========
   Shares used in computing diluted net loss per share.......................     4,017          3,315
   Diluted net loss per share................................................  $  (0.26)      $  (1.54)
                                                                               ========       ========
   Antidilutive securities including options, warrants and preferred
      stock not included historical net loss per share calculations..........    16,626         16,926

PRO FORMA NET LOSS PER SHARE
   Net loss..................................................................  $ (1,031)      $ (5,089)
                                                                               ========       ========
   Shares used in computing basic and diluted net loss per share ............     4,314          3,731
                                                                               ========       ========
   Adjustment to reflect assumed conversion of
     convertible preferred stock.............................................    14,544         14,590
                                                                               --------       --------
   Shares used in computing pro forma basic net loss per share ..............    18,858         18,321
   Adjustment to reflect shares subject to repurchase........................      (464)          (603)
   Adjustment to reflect reverse stock treasury method.......................       167            187
   Shares used in computing pro forma diluted net loss per share.............    18,561         17,905
                                                                               ========       ========
   Pro forma net basic loss per share........................................  $  (0.05)      $  (0.28)
                                                                               ========       ========
   Pro forma net diluted loss per share......................................  $  (0.06)      $  (0.28)
                                                                               ========       ========


NOTE 3. INITIAL PUBLIC OFFERING ("IPO")

     On April 13,1999, Sagent issued 5,750,000 shares of its common stock (including 750,000 shares issued upon the exercise of the underwriter's over allotment option) at an initial public offering price of $9.00 per share. The net proceeds to Sagent from the offering, net of offering costs were approximately $47.2 million. Concurrent with the IPO, warrants were exercised to purchase 110,308 shares of common stock at prices ranging from $3.18 to $6.48 per share, resulting in additional capital proceeds to the Company totaling $656,000. In addition, upon completion of the IPO, each outstanding share of the Company's redeemable convertible preferred stock was automatically converted into one share of common stock and remaining preferred stock warrants for 135,317 shares were automatically converted into warrants for the purchase of 135,317 shares of common stock.

                             Sagent Technology, Inc.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All statements, trend analysis and other information contained in the following discussion relative to markets for Sagent's products and trends in revenues, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, including but not limited to those described in, "Factors That May Affect Results" below as well as those discussed in Sagent's registration statement on form S-1. Sagent's actual results of operations may differ materially from those contained in the forward-looking statements.

OVERVIEW

     Sagent develops, markets and supports Enterprise Intelligence software designed to address organizations' rapidly growing information access, analysis and delivery needs. Sagent also provides design, systems engineering and professional services to facilitate the successful implementation of its Sagent DMS product suite. Sagent was incorporated in April 1995, commenced operations in June 1995 and began selling the first products of the Sagent DMS product suite during the fourth quarter of 1996. Although Sagent's revenues have grown significantly during these periods, there can be no assurance that such growth will continue, nor that Sagent can achieve or sustain profitability in the future.

     Sagent's revenues are derived from two sources, product license revenues and service revenues. License revenues are derived from product sales to end users, resellers, distributors and enterprise application vendors as well as royalties from enterprise application vendors. License revenues are based upon the number and capacity of servers on which a product is installed, as well as on a per user basis. Service revenues are derived from providing consulting and training, maintenance and support services to end-users.

     On February 28, 1998, Sagent acquired Talus, Incorporated, a privately held company that has significant experience in the design and implementation of Enterprise Intelligence applications. The total purchase price was $3.5 million, and the acquisition was recorded under the purchase method of accounting. In connection with the acquisition, Sagent expensed $2.4 million of in-process technology in the quarter ended March 31, 1998. In addition, Sagent recorded other intangible assets of $587,000, which are being amortized on a straight-line basis over the six months to three years following the acquisition.

     Sagent sells its products and services to corporations in North America primarily through its direct sales and services organization. Sagent has domestic sales offices in seventeen states. A separate group within Sagent's direct sales organization, targets strategic partnerships with industry-leading enterprise application vendors such as Siebel Systems and Advent Software. These vendors embed all or a portion of Sagent's products within their own applications and sell the integrated products to their customers. Sagent also utilizes resellers such as Unisys Corporation, USinternetworking, Inc., and Cap Gemini Group, which remarket Sagent's products to their customer base.

                             Sagent Technology, Inc.

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     Sagent also sells its products internationally through distributors located in France, Germany, Spain, Benelux, Japan, South Africa and the United Kingdom and through a direct sales subsidiary in Canada, Sagent Technology Canada. Revenues from licenses and services to customers outside the United States were $697,000 and $229,000 in the three months ended March 31, 1999 and 1998, respectively. Historically, as a result of the relatively small amount of international sales, fluctuations in foreign currency exchange rates have not had a material effect on Sagent's business, financial condition and operating results. Sagent has agreements with all its European distributors, under each of which Sagent has an option to acquire such distributors. In the event of a change of control, Sagent could be required to acquire the German and French distributors. Any such acquisition may have the effect of diluting existing stockholders, reducing Sagent's available cash for working capital and other purposes, requiring substantial management attention, increasing annual amortization expense or imposing costs on Sagent associated with integrating the acquired entity.

     Sagent recognizes revenues in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2. License revenues from sales to end users are recognized upon shipment of the product, if a signed contract exists, the fee is fixed and determinable and collection is deemed probable. If an acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of that period. Sagent recognizes royalties as revenues based on an enterprise application vendor's sell-through of Sagent's products. Fees for services are charged separately from licenses. Service revenues from consulting and training are recognized upon completion of the work to be performed. Revenues from maintenance and support agreements which includes product updates are deferred and recognized on a straight-line basis as service revenues over the term of the related agreement, which is typically one year.

     Since inception, Sagent has incurred substantial research and development costs to develop its product suite and has invested heavily in the expansion of sales, marketing and professional services organizations to support increased annual revenue. In addition, Sagent has invested significantly in general and administrative areas to build an infrastructure to support its growth strategy. The number of full-time employees increased from 122 as of March 31, 1998, to 154 as of March 31, 1999, representing an increase of 26%. As a result of these investments, Sagent has incurred a net accumulated deficit of $29.7 million as of March 31, 1999. Sagent expects to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we may experience losses and negative cash flows. If Sagent does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

     Sagent believes that period-to-period comparisons of its operating results are not a good indication of future performance. Although our operating results have generally improved from quarter to quarter in the past, Sagent's future operating results may not follow any past trends. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. There can be no assurance we will be successful in addressing such risks and difficulties.

                             Sagent Technology, Inc.

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

The following table sets forth for the periods indicated certain financial data, derived from the Company's unaudited statements of operations, as a percentage of total revenues for the periods indicated:

                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                        1999            1998
                                                      -------         -------
Revenues, net:
   Licenses                                              65.5%           60.0%
   Services                                              34.5            40.0
                                                      -------         -------
        Total revenues, net                             100.0           100.0

Cost of revenues
   Licenses                                               0.7             1.2
   Services                                              15.3            24.3
                                                      -------         -------
        Total cost of revenues                           16.0            25.5

Gross margin                                             84.0            74.5
Operating expenses:
   Sales and marketing                                   58.4            73.5
   Research and development                              24.6            50.6
   General and administrative                            14.6            40.0
   Acquired in-process technology                          --            80.9
                                                      -------         -------
Total operating expenses                                 97.6           245.0
                                                      -------         -------
Loss from operations                                    (13.6)         (170.5)
Other income (expense) net                               (1.2)            0.8
                                                      -------         -------
Net loss before incme taxes                             (14.8)         (169.7)
                                                      -------         -------
Provision for income taxes                                1.1             0.1
                                                      -------         -------
Net loss                                                (15.9)%        (169.8)%
                                                      =======         =======


REVENUES

     Total revenues: Sagent's revenues were derived from software licenses and related services. Total revenues were $6.5 million and $3.0 million for the three months ended March 31, 1999 and 1998, respectively, representing an increase of $3.5 million or 117%. International revenues were $697,000 and $229,000 for the three months ended March 31, 1999 and 1998, respectively. Sagent had no customer that accounted for more than 10% of its revenues during the quarter ended March 31, 1999, however 34% of revenues during the comparable quarter in the prior year, was attributed to two customers.

     License revenues: Sagent's license revenues were $4.3 million and $1.8 million for the three months ended March 31, 1999 and 1998, respectively, representing an increase of $2.5 million or 139%. License revenues represented 65.5% and 60% of total revenues for the three months ended March 31, 1999 and 1998, respectively. The increase in revenues from the comparable period in the prior year was primarily attributed to a substantial increase in sales of the Sagent DMS product suite reflecting the increased market acceptance of the products. Also driving the increase in sales was an increase in the size and productivity of Sagent's sales force. Sagent anticipates that license revenues, which have represented a significant portion of Sagent's total revenue to date, will continue to represent the substantial majority of its revenues for the foreseeable future.

                             Sagent Technology, Inc.

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     Service revenues: Sagent's service revenues were $2.2 million and $1.2 million for the three months ended March 31, 1999 and 1998, respectively, representing an increase of $1 million, or 83%. Service revenues consist primarily of revenues from consulting and implementation service fees, maintenance and to a lesser extent, training services. Service revenues represented 34.5% and 40% of total revenues for the three months ended March 31, 1999 and 1998 respectively. This increase was primarily due to growth in training and consulting services as a result of the acquisition of Talus, Incorporated on February 28, 1998.

COST OF REVENUES

     Cost of license revenues: Cost of revenues consists primarily of product packaging, shipping, media and documentation costs and license fees for sub-licensing third-party software. Sagent's cost of license revenue was $43,000 and $36,000 for the three months ended March 31, 1999 and 1998 respectively, representing an increase of $7,000 or 19%. Cost of license revenue represented 1% of license revenues for the three months ended March 31, 1999 and 2% of license revenues for the three months ended March 31, 1998.

     Cost of Services: Cost of services consists primarily of personnel costs associated with providing software maintenance, technical support, training and consulting services. Sagent's cost of service revenues was $998,000 and $729,000 for the three months ended March 31, 1999 and 1998, respectively, representing an increase of $269,000 or 37%. This increase resulted from the addition of costs from the acquisition of Talus, Incorporated. Cost of service revenues was 45% and 61% of service revenues for the three months ended March 31, 1999 and 1998, respectively. The improvement in service costs as a percent of service revenues was primarily due to providing higher margin consulting services during the current year quarter ended March 31.

GROSS MARGIN

     Gross margins were $5.4 million and $2.2 million for the three months ended March 31, 1999 and 1998, respectively. Gross margin as a percent of total revenues increased to 84% for the three months ended March 31,1999 from 74.5% for the three months ended March 31, 1998. The increase was primarily due to an increase in license revenues as a percent of total revenue and providing higher margin consulting services. In the future, Sagent's total gross margin percentages may be adversely affected by mix of software products and services revenue and increased competition.

OPERATING EXPENSES

     Sales and marketing: Sales and marketing expenses consist primarily of salaries, benefits, commissions, bonuses and travel expenses for sales and marketing personnel as well as marketing programs costs. Sales and marketing expenses were $3.8 million and $2.2 million in the three months ending March 31, 1999 and 1998, respectively, representing an increase of $1.6 million or 73%. This increase reflects the overall increase in expenses such as those related to new hires, for commissions and for promotional activities associated with the increase in revenues. Sales and marketing expenses represented 58% and 74% of total revenues for the three months ended March 31, 1999 and 1998 respectively, a decline of 16%. This decrease was attributable to Sagent's increased revenues. Sagent believes that as it continues to expand its direct sales force, its third part partnering relationships and its indirect channel sales organization on a worldwide basis, sales and marketing expenses will continue to increase in absolute dollars, although such expenses may vary as a percentage of revenue.

                             Sagent Technology, Inc.

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     Research and development: Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses were $1.6 million and $1.5 million for the three months ended March 31, 1999 and 1998, respectively, an increase of $100,000 or 7%. Research and development costs represented 25% and 51% of total revenues for the three months ended March 31, 1999 and 1998, respectively. Sagent anticipates that it will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in absolute dollars in future periods, although such expenses may vary as a percentage of total revenues. In the development of Sagent's new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, Sagent's software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

     General and administrative: General and administrative expenses consist primarily of personnel costs for Sagent's executive, finance, human resources, information systems and other administrative departments. General and administrative expenses were $1 million and $1.2 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $200,000. The decrease was primarily attributable to lower reserve requirements for bad debts as a result of improved credit and collection processes. General and administrative expenses represented 15% and 40% of total revenues for the three months ended March 31, 1999 and 1998, respectively. The 25% decrease was primarily due to the increase in total revenue. Sagent believes that general and administrative expenses will increase in the future in absolute dollars as a result of the continued expansion of administrative staff and expenses associated with being a public company, including public reporting expenses, investor relations programs and professional services fees.

ACQUIRED IN PROCESS TECHNOLOGY

     In connection with the February 1998 acquisition of Talus, Incorporated, a privately held company with experience in the design and implementation of Enterprise Intelligence applications, Sagent acquired certain in-process technology. This technology under development consisted of analytical software applications for manufacturing, food service and hospitality, and high technology industries. After considering such factors as degree of completion, technological uncertainties, costs incurred and projected costs to complete, Sagent expensed $2.4 million of in-process technology in the quarter ended March 31, 1998. No such expense occurred in the first quarter of 1999. Acquired in-process technology projects continue to progress consistent with management's original assumptions used to value the acquired in-process technology.

OTHER INCOME AND EXPENSE

     Other income and expense consists primarily of interest income from short-term investments and interest bearing cash accounts and interest expense in connection with Sagent's bank line of credit and equipment lease lines. Interest expense was $111,000 and $46,000 for the quarters ended March 31, 1999 and March 31, 1998, respectively. Interest income was $39,000 and $70,000 for the quarters ended March 31, 1999 and 1998, respectively. The increase in interest expense resulted from increased borrowings under the bank line of credit and Sagent's equipment lease lines.

                             Sagent Technology, Inc.

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


INCOME TAXES

     Income taxes: As of December 31, 1998 Sagent had available net operating loss carryforwards for federal and state income tax purposes of approximately $21 million and $18 million, respectively, which expire from 2003 to 2018. The Tax Reform Act of 1986 imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes have occurred or could occur in the future. As of March 31, 1999 a provision for $70,000 was booked for withholding taxes payable in connection with cash payments from Sagent's customers in Japan.

OBLIGATIONS UNDER CAPITAL LEASES

     During the quarter ended March 31, 1999 capital lease obligations and obligations under the bank line of credit increased by $1.7 million. This increase was primarily to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999 Sagent had cash and cash equivalents totaling $3.3 million, an increase of $168,000 from December 1998. Since inception, Sagent has funded its operations primarily through the private sales of equity securities, the use of equipment leases and a bank line of credit, not from cash generated by operations. As of March 31, 1999, Sagent had raised $30.5 million, net of offering costs, from the issuance of preferred stock and the exercise of stock options and warrants, had financed equipment purchases totaling $2.6 million and had borrowed $3.5 million under its line of credit with a bank. On April 13, 1999, Sagent completed its initial public offering of common stock and Sagent received approximately $47.2 million in cash, net of underwriting discounts, commissions and other offering costs. This amount includes the proceeds from the overallotment of 750,000 shares exercised by the underwriters on April 15, 1999.

     Net cash used in operating activities was $1.7 million and $2.4 million in the three months ended March 31, 1999 and 1998 respectively, representing a decrease of $700,000 or 29%. The decrease was primarily the result of increased revenues.

     Sagent's investing activities have primarily consisted of purchase of property and equipment. Capital expenditures including those under capital leases totaled $96,000 and $633,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease is attributable to significant investments made to acquire enterprise software as well as computer hardware purchases associated with network expansion and increased staffing during the quarter ended March 31, 1998. Capital leases have been used to finance the majority of Sagent's acquisition of property and equipment In addition, investing activities associated with the acquisition of Talus, Inc. on February 28, 1998 amounted to $2.7 million. Sagent anticipates that it will experience an increase in its capital expenditures and lease commitments consistent with its anticipated growth in operations, infrastructure and personnel.

     Sagent's financing activities provided $2.0 million and $10.9 million in the three-month period ending March 31, 1999 and 1998, respectively, a decrease of $8.9 million or 82%. Sagent's financing activities have primarily included the use of its bank credit lines and sales of preferred stock. Proceeds from bank financing totaled $1.7 million, net of payments, during the quarter ending March 31, 1999 and proceeds from the issuance of preferred stock totaled $10.4 million net of issuance costs during the quarter ending March 31, 1998.

     As of March 31, 1999, Sagent had borrowed $3.5 million under a $4.0 million revolving line of credit with a bank which expires in January 2000 and which bears interest at the lending bank's prime rate. Borrowings are limited to the lesser of 80% of eligible accounts receivable or $4.0 million and are secured by substantially all of Sagents non-leased assets. Subsequent to March 31, 1999, Sagent repaid all amounts outstanding under the revolving credit line from the proceeds from its initial public offering.

                             Sagent Technology, Inc.

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     Sagent currently anticipates that for the foreseeable future it will continue to experience significant growth in its operating expenses related to expansion of its distribution channels, improving operational and financial systems, possibly acquiring or investing in complementary businesses, products or technologies or investing in joint ventures. Such expenditures will be a material use of our cash resources. Sagent believes that its sources of liquidity as of March 31, 1999 together with the net proceeds from its initial public offering, will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next 12 months. Thereafter, Sagent may require additional funds to support its working capital requirements or for other purposes, and may seek, even before such time, to raise additional funds through public or private equity financing or from strategic relationships, bank debt, financing under leasing arrangements, or other sources. There can be no assurance that additional financing will be available at all, or that if available, such financing will be obtainable on terms acceptable to Sagent or that are not dilutive to its stockholders. If adequate funds are not available or are not available on acceptable terms, Sagent may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on its business, financial condition and operating results.

YEAR 2000 ISSUES

     Sagent has completed its assessment of the potential overall impact of the impending century change on Sagent's business, financial condition and operating results. Based on Sagent's current assessment, Sagent believes the current versions of its products are year 2000 compliant, that is, they are capable of adequately distinguishing 21st century dates from 20th century dates. However Sagent's products operate in complex network environments and directly or indirectly interact with a number of other hardware and software systems that Sagent cannot adequately evaluate for year 2000 compliance. Sagent may face claims based on year 2000 problems in other companies' products or issues arising for the integration of multiple products within an overall system. Sagent has not been a part to any litigation or arbitration proceeding involving Sagent's products or services related to year 2000 compliance issues.

     Sagent has reviewed its internal management information and other critical business systems to identify any year 2000 problems. Sagent also has communicated with the external vendors that supply it with material software and information systems and with significant suppliers to determine their year 2000 readiness. Based on Sagent's vendors' representations, Sagent believes that the third-party hardware and software Sagent uses is year 2000 compliant except for the applications Sagent uses to track technical support request. The application vendor is currently undertaking modification of this application for Sagent, and Sagent estimates that the modification will be complete in the second quarter of 1999 and will cost approximately $20,000. Although Sagent does not believe that the cost of such modifications will materially affect its operating results, if Sagent is not able to modify the technical support application in a timely and successful manner Sagent may not be able to process technical support reports effectively, which may adversely affect Sagent's business. Sagent currently anticipates conducting additional year 2000 testing in mid 1999 when it replaces servers in its internal network.

     Sagent did not incur any material costs directly associated with year 2000 compliance in the first quarter of 1999. Sagent does not expect the total cost of year 2000 problems to be material to its business, financial condition and operating results. However during the months prior to the century change, Sagent will continue to evaluate new version of its products, new software and information systems provided by third parties and any new infrastructure systems that Sagent acquires, to determine whether they are year 2000 compliant. Despite Sagent' current assessment Sagent may not identify and correct all significant year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significant time and expense and unremediated problems could harm Sagent's business, financial condition and operating results. Sagent currently has no contingency plans to address the risks associated with unremediated year 2000 problems.

                             Sagent Technology, Inc.

FACTORS THAT MAY EFFECT RESULTS

OUR FUTURE OPERATING RESULTS MAY NOT FOLLOW PAST TRENDS DUE TO MANY FACTORS AND ANY OF THESE COULD CAUSE OUR STOCK PRICE TO FALL

     We believe that quarter-to-quarter comparisons of our operating results are not a good indication of future performance. Although our operating results have generally improved from quarter to quarter in the past, our future operating results may not follow any past trends. It is likely that in some future quarter our operating results may be below the expectation of public market analysts and investors due to factors beyond our control, and as a result, the price of our common stock may fall.

     Factors which may cause our future operating results to be below expectations and cause our stock price to fall include:

     - The demand for and acceptance of our products, product enhancements and services

     - The maintenance and development of our strategic relationships with enterprise application vendors, resellers and distributors

     - The introduction, timing and competitive pricing of our products and services and those of our competitors

     - The expansion and rate of success of our direct sales force and indirect distribution channels both domestically and internationally

     - The attraction and retention of key personnel, particularly in our sales, services and support groups

     - The commercialization of our products incorporating advanced technologies

     - The growth of the market for Enterprise Intelligence solutions

     - The timing and successful integration of and costs related to technologies and businesses we may acquire in the future

     We plan to significantly increase our operating expenses to expand our administration, consulting and training, maintenance and technical support, research and development and sales and marketing groups. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. If revenues fall below our expectations in any quarter and we are not able to quickly reduce our spending in response, our operating results would be lower than expected and our stock price may fall.

WE MAY LOSE EXISTING CUSTOMERS OR BE UNABLE TO ATTRACT NEW CUSTOMERS IF WE DO NOT DEVELOP NEW PRODUCTS

     If we are not able to maintain and improve our product line and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and achieve market acceptance, we may lose existing customers or be unable to attract new customers. For example, we are developing the next version of the Sagent DMS product suite, which is scheduled for release in the first half of 1999. We may not be successful in developing and marketing this new version, other product enhancements or new products that respond to technological advances by others on a timely or cost-effective basis, or that these products, if developed, will achieve market acceptance.

     We have experienced delays in releasing new products and product enhancements and may experience similar delays in the future. These delays or problems in the installation or implementation of our new releases may cause customers to forego purchases of our products to purchase those of our competitors.

CHANGES IN INTERNET TECHNOLOGY AND OPERATING SYSTEM STANDARDS MAY IMPEDE MARKET ACCEPTANCE FOR OUR PRODUCTS

     Rapidly changing Internet technology and operating system standards may impede market acceptance for our products. We have a software application known as WebLink that allows users to query, analyze and report business information from a Web browser. This product has been designed based upon prevailing Internet technology. If new Web technologies emerge that are incompatible with deployment of our WebLink applications, our WebLink product may become obsolete and existing and potential new customers may seek alternatives to our products. We may not be able to quickly adapt our products to any new Internet technology. Additionally, our products allow connectivity to databases on a variety of operating systems, including mainframes, AS/400, UNIX and Windows NT. However, our application server component currently runs only on the Windows NT operating system. Therefore, our ability to increase sales of our products will depend on the continued acceptance of the Windows NT operating system. To the extent that potential customers use UNIX operating systems as their application server, we would need to develop a UNIX product. The development of a UNIX product would require us to commit a substantial investment of resources, and we may not successfully introduce such a product on a timely or cost-effective basis, or at all, which could lead potential customers to choose alternatives to our products.

THE GROWTH OF OUR BUSINESS DEPENDS ON THE GROWTH OF THE MARKET FOR ENTERPRISE INTELLIGENCE SOFTWARE

     Since all of our revenues are attributable to the sale of Enterprise Intelligence software and related maintenance, consulting and training services, if the market for Enterprise Intelligence software does not grow, our business will not grow. We expect Enterprise Intelligence software and services to account for substantially all of our revenues for the foreseeable future. Although demand for Enterprise Intelligence software has grown in recent years, the market may not continue to grow or, even if the market does grow, businesses may not adopt our products.

     We are focusing our selling efforts on large, enterprise-wide implementations of our products, and we expect such sales to constitute an increasing portion of any future revenue growth. While we have devoted significant resources to promoting market awareness of our products and the problems such products address, we do not know whether these efforts will be sufficient to support significant growth in the market for Enterprise Intelligence products.

IF OUR RELATIONSHIPS WITH CHANNEL PARTNERS ARE NOT SUCCESSFUL AND IF WE CANNOT RECRUIT ADDITIONAL CHANNEL PARTNERS WE MAY NOT BE ABLE TO EXPAND OUR SALES

     In addition to our direct sales force, we rely on successful relationships with a variety of channel partners, such as enterprise application vendors, resellers and distributors, for licensing and support of our products in the United States and internationally. If we cannot maintain successful relationships with these partners and cannot recruit additional strategic partners, we believe that we will have difficulty expanding the sales of our products. Our enterprise application vendor partners resell our products incorporated in their own software application. In addition, our channel partners offer products of several different companies, including, in some cases, products that compete with our products. These strategic partners may not develop or customize our applications to their needs or devote adequate resources to selling our products.

     We intend to expand our relationships with strategic partners and to increase the proportion of our customers licensed through these indirect channels. We may not be able to maintain strategic partnerships and attract additional strategic partners that will market our products effectively and will be qualified to provide timely and cost-effective customer support and service. Further, our relationships with our strategic partners may not generate enough royalty revenue to offset the significant resources used to develop these channels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Sales and Marketing."

WE NEED TO EXPAND OUR MANAGEMENT SYSTEMS AND CONTROLS TO SUPPORT OUR ANTICIPATED GROWTH

     Our growth has placed, and our anticipated future growth will continue to place, a significant strain on our management systems and controls. If we cannot effectively establish and improve our processes we may not be able to manage our growth successfully or sustain and manage the growth rates we have experienced in the past.

     We have grown rapidly and will need to continue to grow in all areas of operation in order to execute our business strategy. Our total number of employees grew from 87 on December 31, 1997 to 152 on December 31, 1998, and we anticipate further significant increases in the number of employees. Sustaining our growth has placed significant demands on management as well as on our administrative, operational and financial resources and controls. In particular, we need to substantially upgrade our enterprise resource planning functions, including accounting, order entry and customer entry, which will become insufficient as we grow. We also will need to institute new systems such as human resource management and time and billing. See "Business -- Sales and Marketing."

WE INTEND TO EXPAND INTERNATIONAL OPERATIONS BUT WE MAY ENCOUNTER A NUMBER OF PROBLEMS IN DOING SO WHICH COULD LIMIT OUR FUTURE GROWTH

     We may not be able to successfully market, sell, deliver and support our products and services internationally. Our failure to manage our international operations effectively could limit the future growth of our business. International sales represented approximately 8.4% of our total revenue for the year ended December 31, 1998. We conduct our international sales through local subsidiaries in Japan and Canada and through distributor relationships in France, Germany, Japan, South Africa and the United Kingdom. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources to open additional international offices and hire international sales personnel. Localizing our products is difficult and may take longer than we anticipate due to difficulties in translation and delays we may experience in recruiting and training international staff. In addition, we currently have limited experience in developing local versions of our products, as well as marketing, selling and supporting our products and services as overseas. See "Business -- Sales and Marketing."

OUR MARKETS ARE HIGHLY COMPETITIVE AND COMPETITION COULD HARM OUR ABILITY TO SELL PRODUCTS AND SERVICES AND REDUCE OUR MARKET SHARE

     Competition could seriously harm our ability to sell additional software and maintenance and support renewals on prices and terms favorable to us. Additionally, if we cannot compete effectively, we may lose market share. The markets for our products are intensely competitive and subject to rapidly changing technology. We compete against providers of decision support software, data warehousing software and enterprise application software. We also compete with providers of e-Business software, which allows for the electronic delivery of products and services that enable commerce among businesses and end users. Companies in each of these areas may expand their technologies or acquire companies to support greater Enterprise Intelligence functionality and capability, particularly in the areas of query response time and the ability to support large numbers of users. We may also face competition from vendors of products and turn-key solutions for e-Business applications that include Internet based information functionality.

     Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. See "Business -- Competition."

OUR OPERATING RESULTS MAY VARY SIGNIFICANTLY DUE TO OUR LENGTHY SALES AND IMPLEMENTATION CYCLES FOR OUR PRODUCTS WHICH COULD CAUSE OUR STOCK PRICE TO FALL

     Because our products and services have lengthy sales and implementation cycles, it is difficult for us to forecast the timing and recognition of revenues from sales of our products and services. Since we are unable to control many of the factors that will influence our customers' buying decisions, the lengthy sales cycle could cause our operating results to be below the expectations of analysts and investors, which could cause our stock price to fall.

     A key element of our strategy is to market our products and services to large organizations with significant data management and access needs. These customers take an extended time evaluating our products before purchasing them. The period of time between initial customer contact and a purchase order may span six months or more. Our products have had, and we expect them to continue to have, an even longer sales cycle in international markets than in the United States and Canada. During the evaluation period, a variety of factors may lead customers to not purchase or scale down orders of our products including:

     - Reductions in demand for Enterprise Intelligence solutions

     - Introduction of new products by competitors or pricing pressures

     - Changes in our customers' budgets and purchasing priorities

     - Diversion of resources and management's attention to other information technology issues, such as year 2000 issues

     In addition, we often must provide a significant level of education to our prospective customers regarding the use and benefit of our products, which may cause additional delays during the evaluation and acceptance process. See "Business -- Sales and Marketing."

OUR EXECUTIVE OFFICERS AND KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE

     Our future success depends upon the continued service of our executive officers and other key employees as well as our ability to hire a significant number of new employees. We are particularly dependent on the continued services of employees in our professional services and sales groups. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future.

     In particular, it would be difficult for us to replace the services of Kenneth C. Gardner, our co-founder, President and Chief Executive Officer, John
E. Zicker, our co-founder, Executive Vice President, Technology, and Chief Technology Officer, Thomas M. Lounibos, our Executive Vice President, Sales and Marketing, and W. Virginia Walker, our Executive Vice President, Finance and Administration and Chief Financial Officer. We do not maintain "key-person" life insurance policies covering any of our employees.

OUR ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS AND DILUTE STOCKHOLDER VALUE

     We intend to make investments in or acquire complementary companies, products and technologies. We have limited organizational experience in these matters and will need to develop the relevant skills if we are to be successful in any such endeavor. Any development of these skills could consume management's time and other resources. If we buy a company, we could have difficulty in assimilating that company's operations. In addition, we may be unsuccessful in retaining the key personnel of the acquired company. Moreover, we currently do not know and cannot predict the accounting treatment of any such acquisition, in part because we cannot be certain what accounting regulations, conventions or interpretations may prevail in the future. If we acquire complementary technologies or products, we could experience difficulties assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing stockholders, and adversely affect the price of our common stock.

FAILURE OF COMMERCIAL USERS TO ACCEPT INTERNET SOLUTIONS COULD LIMIT OUR FUTURE GROWTH

     A key element of our strategy is to offer users the ability to access, analyze and report information from a data server through a Web browser. Our growth would be limited if businesses do not accept Internet solutions or perceive them to be cost-effective. Continued viability of the Internet depends on several factors, including:

     - Third parties' abilities to develop new enabling technologies in a timely manner

     - The Internet's ability to handle increased activity

     - The Internet's ability to operate as a fast, reliable and secure network

     - Potential changes in government regulation

     Moreover, critical issues concerning the commercial use of the Internet, including data corruption, cost, ease of use, accessibility and quality of service, remain unresolved and may negatively affect commerce and communication on the Internet. These issues will need to be addressed in order for the market for our products and services to grow.

OUR PROPRIETARY TECHNOLOGY MAY BE SUBJECTED TO INFRINGEMENT CLAIMS OR MAY BE INFRINGED UPON AND TIMELINE, INC. HAS FILED AN INFRINGEMENT SUIT AGAINST US

     Our intellectual property is important to our business. We expect that we could be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlaps with competitive offerings. These claims, even if not meritorious, could be expensive and divert our attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we would be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property. We may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, or at all. In addition, we may not be able to protect against misappropriation of our intellectual property. Third parties may infringe upon our intellectual property rights, we may not detect this unauthorized use and we may be unable to enforce our rights. See "Business -- Intellectual Property."

     On March 19, 1999, we received written notice from Timeline, Inc. alleging that the Sagent DMS product suite infringes one or more of the claims of a Timeline patent. On March 22, 1999, Timeline filed suit against us in the United States District Court for the Western District of Washington alleging patent infringement. Other than the filed complaint, we have not received information or documentation regarding this claim and therefore cannot fully evaluate it. Pursuing potential litigation with Timeline could be costly and could divert management and our technical staff from operating our company, regardless of the outcome. See "Business -- Legal Proceedings."

IF WE LOSE KEY LICENSES WE MAY BE REQUIRED TO DEVELOP OR LICENSE ALTERNATIVES WHICH MAY CAUSE DELAYS OR REDUCTIONS IN SALES

     We rely on software that we have licensed from Opalis S.A. to perform key functions of our Sagent Automation product which automates common tasks in managing data. We also rely on software we have licensed from Microsoft Corporation to allow users to be able to customize the user interface provided by our Sagent Design Studio product. These licenses may not continue to be available to us on commercially reasonable terms. The loss of either of these licenses could result in delays or reductions of shipments of our product suite until equivalent software could be developed, identified, licensed and integrated. If customers require the automation and/or the user interface customization features when licenses for either of those is not available, they may delay or decline to purchase our product suite.

IF WE DISCOVER SOFTWARE DEFECTS WE MAY HAVE PRODUCT-RELATED LIABILITIES WHICH MAY LEAD TO LOSS OF REVENUE OR DELAY IN MARKET ACCEPTANCE FOR OUR PRODUCTS

     Our software products are internally complex and may contain errors, defects or failures, especially when first introduced or when new versions are released. We test our products extensively prior to releasing them; however, in the past we have discovered software errors in some of our products after their introduction. Despite extensive testing, we may not be able to detect and correct errors in products or releases before commencing commercial shipments, which may result in loss of revenue or delays in market acceptance.

     Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. All domestic and international jurisdictions may not enforce these limitations. Although we have not experienced any product liability claims to date, we may encounter such claims in the future. Product liability claims, whether or not successful, brought against us could divert the attention of management and key personnel and could be expensive to defend.

POTENTIAL YEAR 2000 PROBLEMS WITH OUR PRODUCTS OR INTERNAL SYSTEMS MAY INVOLVE SIGNIFICANT TIME AND EXPENSE AND MAY REDUCE OUR FUTURE SALES

     Many currently installed computer systems and software products store dates using only the last two digits of the calendar year. As a result, such systems may not be able to distinguish whether "00" means 1900 or 2000, which may cause system failures or erroneous results. Year 2000 problems could subject us to liability claims and disrupt our customers' purchasing patterns, either of which could harm our business.

     Our products operate in complex network environments and directly or indirectly interact with a number of other hardware and software systems that we cannot adequately evaluate for year 2000 compliance. We may face claims based on year 2000 problems in other companies' products, or issues arising from the integration of multiple products within an overall system. Although we have not been a party to any litigation or arbitration proceeding involving our products or services related to year 2000 compliance issues, we may in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on year 2000 issues. Defending and resolving year 2000-related disputes, regardless of the merits of such disputes, and any liability we have for year 2000-related damages, including consequential damages, could be expensive to us. In addition, we believe that customers and potential customers limit purchases of new systems due to year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for year 2000 compliance. These expenditures may result in reduced funds available to purchase our products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                             Sagent Technology, Inc.


ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     Sagent considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." Sagent had no holdings of derivative financial or commodity instruments at March 31, 1999. Its revenue, capital expenditures and nearly all of its expenses rare transacted in
U. S. dollars. Sagent believes it has minimal exposure to financial market risks and risks associated with changes in foreign currency exchange rates at this time.


PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     On March 22, 199 Timeline, Inc. filed a complaint against Sagent in the United States District Court for the Western District of Washington at Seattle. Timeline alleges that the Sagent DMS product suite infringes one or more of the claims of a Timeline patent. Timeline is seeking relief in the form of an injunction, damages, punitive damages, attorney's fees, prejudgment and postjudgment interest and costs. On April 19, 1999 Sagent filed its answer denying Timeline's allegations. Sagent is not currently a party to any other material legal proceedings.

ITEM 2. Changes in Securities and Use of Proceeds

     Since January 1, 1999 the Registrant has issued and sold unregistered securities as follows:

     (a) Between January 1, 1999 and March 31, 1999, an aggregate of 397,693 shares of Common Stock were issued to employees upon exercise of options net of repurchases. The net aggregate consideration received for such shares was $1.4 million , of which 262 thousand was paid in cash and approximately $1.1 million was paid in the form or promissory notes. The notes were entered into by two officers of the Company in connection with their exercise of an aggregate of 294,765 shares and bear interest at rates ranging from 4.6% to 4.66%. Each of these notes have a three year term.

     (b) Between January 1, 1999 and March 31, 1999 an aggregate of 22,000 shares were issued to holders of warrants. The aggregate consideration received for such shares was $118,800. Concurrent with the IPO, warrants were exercised to purchase 110,308 shares of common stock at prices ranging from $3.18 to $6.48 per share, resulting in additional capital proceeds to the Company totaling $656,000.

     Sagent's registration statement (Registration No. 333-71369) under the Securities Act of 1933, as amended, for its initial public offering became effective April 13, 1999. Sagent issued 5,750,000 shares of its common stock (including 750,000 shares issued upon the exercise of the underwriter's over allotment option) at an initial public offering price of $9.00 per share. Offering proceeds net of aggregate expenses to the Registrant, were approximately $47.2 million. The principal underwriters were Donaldson, Lufkin & Jenrette, Hambrecht & Quist and U.S. Bancorp Piper Jaffray. The aggregate underwriting fees were approximately $3.6 million. The Registrant expects to use the net offering proceeds for general corporate purposes, including working capital, capital expenditures and has subsequently repaid $3.4 million in long-term debt. A portion of the proceeds may also be used to acquire licenses or invest in complementary businesses or products, although there are no current plans, negotiations, or discussions relating to any such transactions. Concurrent with the IPO, each outstanding share of the Company's redeemable convertible preferred stock was automatically converted into one share of common stock and remaining preferred stock warrants for 135,317 shares were automatically converted into warrants for the purchase of 135,317 shares of common stock.

                             Sagent Technology, Inc.

ITEM 3. Defaults Upon Senior Securities

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 5. Other Information

     Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                             Sagent Technology, Inc.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             SAGENT TECHNOLOGY, INC.
                                  (Registrant)




                               /s/ Virginia Walker
                               -------------------
                                 VIRGINA WALKER
                        Executive Vice President, Finance
                           and Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                                  May 25, 1999