Form 10-Q
period 1999-06-30
SAGENT TECHNOLOGY INC
filed 1999-08-16
CIK 1058425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

    The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding at June 30, 1999 was 25,258,921.


                             SAGENT TECHNOLOGY, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                     PAGE
PART I. CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Condensed Financial Statements:

        Consolidated Condensed Statements of Operations
             Three and six months ended June 30, 1999 and 1998                        3

        Consolidated Condensed Balance Sheets
             June 30, 1999 and December 31, 1998                                      4

        Consolidated Condensed Statements of Cash Flows
             Six months ended June 30, 1999 and 1998                                  5

        Notes to Unaudited Consolidated Condensed Financial Statements             6-10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                             10-17

Item 3. Quantitative and Qualitative Disclosure about Market Risk                    18


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                            19

Item 2. Changes in Securities and Use of Proceeds                                    19

Item 3. Defaults Upon Senior Securities                                              19

Item 4. Submission of Matters to a Vote of Security Holders                          19

Item 5. Other Information                                                            19

Item 6. Exhibits and Reports on Form 8-K                                             20

Signatures                                                                           21


PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                             SAGENT TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                Three Months Ended June 30,           Six Months Ended June 30,
                                                 1999              1998                1999            1998
---------------------------------------------------------------------------------------------------------------
Revenues, net:
    Licenses                                    $  4,968          $  2,111          $  9,228          $  3,909
    Services                                       2,489             1,568             4,729             2,767
                                                --------          --------          --------          --------
         Total revenues, net                       7,457             3,679            13,957             6,676
                                                --------          --------          --------          --------
Cost of revenues:
   Licenses                                           89                25               132                61
   Services                                        1,197             1,386             2,195             2,115
                                                --------          --------          --------          --------
         Total cost of revenues                    1,286             1,411             2,327             2,176
                                                --------          --------          --------          --------
Gross profit                                       6,171             2,268            11,630             4,500
                                                --------          --------          --------          --------
Operating expenses:
   Sales and marketing                             4,317             3,007             8,116             5,210
   Research and development                        1,793             1,401             3,390             2,917
   General and administrative                        969             1,321             1,919             2,520
   Acquired in-process technology                                                                        2,425
                                                --------          --------          --------          --------
         Total operating expenses                  7,079             5,729            13,425            13,072
                                                --------          --------          --------          --------

Loss from operations                                (908)           (3,461)           (1,795)           (8,572)
                                                --------          --------          --------          --------
Interest income, net                                 356                34               284                58
                                                --------          --------          --------          --------
Net loss before income taxes                        (552)           (3,427)           (1,511)           (8,514)
                                                --------          --------          --------          --------
Provision for income taxes                            46                 2               118                 4
Net loss                                        $   (598)         $ (3,429)         $ (1,629)         $ (8,518)
                                                ========          ========          ========          ========

Basic  net loss per share                       $  (0.02)         $  (0.89)         $  (0.11)         $  (2.24)
                                                ========          ========          ========          ========
Number of shares used in calculation of
  basic net loss per share                        25,136             3,867            14,725             3,799

Diluted  net loss per share                     $  (0.02)         $  (0.98)         $  (0.11)         $  (2.48)
                                                ========          ========          ========          ========
Number of shares used in calculation of
  diluted  net loss per share                     24,852             3,501            14,441             3,432


     See accompanying notes to consolidated condensed financial statements.

                             SAGENT TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                   June 30,       December 31,
                                                                     1999            1998
--------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $ 34,124          $  3,093
  Marketable securities                                             11,725
  Accounts receivable, net                                           5,750             5,376
  Other current assets                                               1,734               832
                                                                  --------          --------
     Total current assets                                           53,333             9,301

Property and equipment, net                                          3,042             3,044
Other assets                                                         3,708               851
                                                                  --------          --------
     Total assets                                                 $ 60,083          $ 13,196
                                                                  ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                $  1,614          $  1,478
  Accrued liabilities                                                5,257             4,216
  Deferred revenue                                                   1,740             1,304
  Obligations under capital leases                                   1,521             1,181
                                                                  --------          --------
     Total current liabilities                                      10,132             8,179

Long-term portions of capital lease obligations                      1,188             3,346
                                                                  --------          --------
     Total liabilities                                              11,320            11,525
                                                                  --------          --------
Commitments and contingencies (see Part II Item I)

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, par value $.001 per share:
     Authorized: 5,000 in 1999 and 15,556 in 1998
     Issued and outstanding: none in 1999 and
      14,544 in 1998                                                                      15
  Common stock, par value $.001 per share:
     Authorized:  70,000 in 1999 and 25,000 in 1998
     Issued and outstanding: 25,259 in 1999 and
      4,125 shares in 1998                                              25                 4
  Additional paid-in capital                                        80,565            30,699
  Notes receivable from stockholders                                (1,655)             (522)
  Cumulative translation adjustment                                     82               101
  Accumulated deficit                                              (30,254)          (28,626)
                                                                  --------          --------
         Total stockholders' equity                                 48,763             1,671
                                                                  --------          --------

     Total liabilities and stockholders' equity                   $ 60,083          $ 13,196
                                                                  ========          ========

     See accompanying notes to consolidated condensed financial statements.

                             SAGENT TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          Six Months  Ended
                                                                                               June 30
                                                                                        1999                1998
----------------------------------------------------------------------------------------------------------------
Cash flows from operations:
 Net loss                                                                            $ (1,629)         $ (8,518)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Acquired in-process technology                                                                        2,425
    Depreciation and amortization                                                         671               548
 Change in operating assets and liabilities, net of acquisition:
           Accounts receivable                                                           (374)             (953)
           Other current assets                                                          (902)             (185)
           Other assets                                                                (2,857)             (559)
           Accounts payable                                                               136               162
           Accrued liabilities                                                          1,041             1,661
           Deferred revenue                                                               436                97
                                                                                     --------          --------
Net cash used in operating activities                                                  (3,478)           (5,322)
                                                                                     --------          --------
Cash flows from investing activities:
     Purchases of property and equipment                                                 (669)           (1,129)
     Acquisition of Talus Incorporated                                                                   (2,696)
                                                                                     --------          --------
Net cash used in  investing activities                                                   (669)           (3,825)
                                                                                     --------          --------

Cash flows from financing activities:
     Proceeds from capital lease financing                                              3,974               760
     Payment of principal under capital lease obligations                              (5,792)             (102)
     Proceeds from issuance of common stock  (net of repurchases)                      48,740               216
     Proceeds from issuance of preferred stock (net of
       issuance costs and repurchases)                                                                   11,660
                                                                                     --------          --------
Net cash provided by financing activities                                              46,922            12,534
                                                                                     --------          --------

Effect of exchange rate changes in cash                                                   (19)               22
                                                                                     --------          --------

 Net increase in cash and cash equivalents                                             42,756             3,409
Cash and cash equivalents beginning of the period                                       3,093             3,813
                                                                                     --------          --------
Cash and cash equivalents end of the period                                          $ 45,849          $  7,222
                                                                                     --------          --------
Supplemental disclosure of cash flow information:
    Cash payments for interest:                                                            60                46
Supplemental non-cash financing activities:
    Issuance of common stock for notes and interest receivable                                              522
Liabilities assumed in connection with acquisition of  Talus,
  Incorporated:
    Fair value of assets acquired                                                                         3,526
    Cash paid                                                                                            (1,170)
    Preferred stock issued                                                                               (1,400)
                                                                                                       --------
    Liabilities assumed                                                                                $    956
                                                                                                       ========

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

Basis of Presentation:

     The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of Sagent, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position at June 30, 1999 and December 31, 1998 the operating results for the three months and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. These financial statements and notes should be read in conjunction with Sagent's audited financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Form S-1 filed with the Securities and Exchange Commission in April 1999. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

     The consolidated financial statements include the accounts of Sagent Technology, Inc., and its wholly-owned subsidiaries, Japan KK, Sagent Technology UK, Ltd., and Sagent Technology (Canada) Inc. collectively ("Sagent" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

Marketable Securities:

         Marketable securities are classified as available-for-sale securities and are reported at fair value. Unrealized holding gains and losses, if material, are included as a separate component of stockholders' equity until realized.

Revenue Recognition:

     Sagent's revenues are derived from two sources, product licenses and services. License revenues are derived from product sales to end users, resellers and distributors and enterprise application vendors as well as royalties from enterprise application vendors. For enterprise application vendors, Sagent receives quarterly reports from these vendors on sell-through of Sagent's products to end users. The reports also indicate the amount of royalty revenue the enterprise application vendor owes to Sagent. License revenues are based on the number and capacity of servers on which a product is installed, as well as on a per user basis. Service revenues are derived from providing consulting and training, maintenance and support services to end users.

                             Sagent Technology, Inc.

         Notes To Unaudited Consolidated Condensed Financial Statements
                      (In thousands, except per share data)

     Sagent recognizes revenues in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition." License revenues from sales to end users are recognized on shipment of the product, if a signed contract exists, the fee is fixed and determinable and collection is deemed probable. If an acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of that period. Sagent recognizes royalties as revenues based on an enterprise application vendor's sell-through of Sagent's products. Fees for services are recognized upon completion of the work to be performed. Revenues from maintenance and support agreements which includes product updates are deferred and recognized on a straight-line basis as service revenues over the term of the related agreement, which is typically one year.

     Sagent performs ongoing credit evaluations of its customer's financial condition and does not require collateral. Sagent maintains allowances for potential credit losses and the amount of such losses have been within management's expectations.

Recent Accounting Pronouncements:

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. There was no difference between Sagent's net loss and its total comprehensive loss for the quarters ended June 30, 1999 and 1998, and the six month periods ended June 30, 1999 and 1998.

     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Software for Internal Use, " which provides guidance on accounting for the cost of computer software developed or obtained for internal use. Statement of Position No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of Statement of Position No. 98-1 has had no material effect on Sagent's business, financial condition and operating results for the first or second quarter of 1999.

     In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Sagent does not currently engage in hedging activities and had no holdings of derivative financial or commodity instruments at June 30, 1999. Sagent does not expect that the adoption of SFAS No. 133 will have a material impact on its financial statements.

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

Net Loss Per Share:

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

                             Sagent Technology, Inc.

         Notes To Unaudited Consolidated Condensed Financial Statements
                      (In thousands, except per share data)

   A reconciliation of shares used in the calculation of historical basic and diluted net loss per share follows:

                                                                    Three Months Ended            Six Months Ended
                                                                        June 30,                         June 30,
                                                                -------------------------       -----------------------
                                                                    1999           1998           1999           1998
                                                                ----------       --------       --------       --------
Historical net loss per share, basic and diluted:
   Net loss                                                     $     (598)      $ (3,429)      $ (1,629)      $ (8,518)
                                                                ==========       ========       ========       ========

   Shares used in computing net loss per share, basic               25,135          3,867         14,725          3,799
                                                                ----------       --------       --------       --------

   Net loss per share, basic                                    $  (0 .02)       $  (0.89)      $  (0.11)      $  (2.24)
                                                                ==========       ========       ========       ========
   Shares used in computing net loss per share, diluted             24,851          3,500         14,441          3,433
                                                                ----------       --------       --------       --------
   Net loss per share, diluted                                  $    (0.02)      $  (0.98)      $  (0.11)      $  (2.48)
                                                                ==========       ========       ========       ========
   Antidilutive securities including options, warrants and
   preferred stock not included in historical net loss per
   share calculations                                                1,018         15,817         16,014         15,817
                                                                ==========       ========       ========       ========


NOTE 3.  MARKETABLE SECURITIES

         Maturities of debt securities at market value at June 30, 1999 are all one year or less and consisted of:

                                                        Gross              Gross
                                     Amortized          Unrealized         Unrealized          Market
                                     Cost               Gains              Losses              Value
                                     ----------         -----              ------              -----
Debt securities:
Corporate commercial paper           $11,725                                                   11,725


     Proceeds from sales or maturities of investments during the three or six months ended June 30, 1999 and 1998 were not material. Gross gains and losses realized on sales or maturities were not material for the three or six months ended June 30, 1999 and 1998. The cost of investments sold is determined by the specific identification method.

NOTE 4.  INITIAL PUBLIC OFFERING ("IPO")

     On April 13, 1999, Sagent issued 5,750,000 shares of its common stock (including 750,000 shares issued upon the exercise of the underwriter's over allotment option) at an initial public offering price of $9.00 per share. The net proceeds to Sagent from the offering, net of offering costs were approximately $47.2 million. In connection with the IPO, warrants were exercised to purchase 110,308 shares of common stock at prices ranging from $3.18 to $6.48 per share, resulting in additional capital proceeds to the Company totaling $656,000. Concurrent with the IPO, each outstanding share of the Company's convertible preferred stock was automatically converted into one share of common stock and remaining preferred stock warrants for 135,317 shares were automatically converted into warrants for the purchase of 135,317 shares of common stock.

NOTE 5.  ACQUISITION OF BUSINESS

     On June 11, 1999, Sagent acquired all of the stock of Sagent U.K., Ltd., its distributor in the United Kingdom, for cash of approximately $1.0 million, 259,000 shares of common stock valued at $1.0 million, stock options valued at approximately $212,000 and the assumption of certain liabilities for an aggregate purchase price of $2.4 million. Sagent accounted for the acquisition under the purchase method and, accordingly, the purchase price was allocated to the fair value of tangible and intangible assets acquired and liabilities assumed.

     The allocation of Sagent's aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with this acquisition is summarized below:

Current assets ..................................  $ (672)
Fixed assets ....................................     102
Goodwill ........................................   2,945
                                                   ------
    Total purchase price ........................  $2,375
                                                   ======

     The excess of the purchase price over the fair value of the net tangible assets acquired has been recorded as goodwill, which is being amortized on a straight-line basis over a period of five years.

                             Sagent Technology, Inc.

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      All statements, trend analysis and other information contained in the following discussion relative to markets for Sagent's products and trends in revenues, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and Sagent's actual results of operations may differ materially from those contained in the forward-looking statements.

OVERVIEW

      Sagent develops, markets and supports Enterprise Intelligence software designed to address organizations' rapidly growing information access, analysis and delivery needs. Sagent also provides design, systems engineering and education services to facilitate the successful implementation of its Sagent DMS product suite. Sagent was incorporated in April 1995, commenced operations in June 1995 and began selling the first products of the Sagent DMS product suite during the fourth quarter of 1996. Although Sagent's revenues have grown significantly during these periods, there can be no assurance that such growth will continue, nor that Sagent can achieve or sustain profitability in the future.

     Sagent's revenues are derived from two sources, product licenses and services. License revenues are derived from product sales to end users, resellers, distributors and enterprise application vendors as well as royalties from enterprise application vendors. License revenues are based upon the number and capacity of servers on which a product is installed, as well as on a per user basis. Service revenues are derived from providing consulting and training, maintenance and support services to end-users.

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

                             Sagent Technology, Inc.

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

     Sagent also sells its products internationally through distributors located in France, Germany, Spain, Benelux, Japan, South Africa and the United Kingdom and through a direct sales subsidiary in Canada, Sagent Technology Canada. On June 11, 1999 Sagent acquired its distributor in the United Kingdom, Sagent U.K., Ltd., and as a result became the owner of all of the issued and outstanding shares of Sagent U.K. Ltd. The total purchase price amounted to $2.4 million and consisted of cash, Sagent common stock, stock options and the assumption of certain liabilities. The acquisition was recorded under the purchase method of accounting and Sagent recorded intangible assets of $2.9 million, which are being amortized, on a straight-line basis over the five-year period subsequent to the acquisition.

     Revenues from licenses and services to customers outside the United States were $2.9 million and $344,000 in the three months ended June 30, 1999 and 1998, respectively, and $2.6 million and $573,000 for the six months ended June 30, 1999 and 1998, respectively. Historically, as a result of the relatively small amount of international sales, fluctuations in foreign currency exchange rates have not had a material effect on Sagent's business, financial condition and operating results. Sagent has agreements with its distributors in Spain and Benelux and the parent company of its French and German distributors, under each of which Sagent has an option to acquire such distributors. In the event of a change of control, Sagent could be required to acquire the German distributor. Any such acquisition may have the effect of diluting existing stockholders, reducing Sagent's available cash for working capital and other purposes, requiring substantial management attention, increasing annual amortization expense or imposing costs on Sagent associated with integrating the acquired entity.

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

     Since inception, Sagent has incurred substantial research and development costs to develop its product suite and has invested heavily in the expansion of sales, marketing and professional services organizations to support increased annual revenue. In addition, Sagent has invested significantly in general and administrative areas to build an infrastructure to support its growth strategy. The number of full-time employees increased from 142 as of June 30, 1998, to 166 as of June 30, 1999, representing an increase of 17%. As a result of these investments, Sagent has incurred a net accumulated deficit of $30.3 million as of June 30, 1999. Sagent expects to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we may experience losses and negative cash flows. If Sagent does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

                             Sagent Technology, Inc.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX ENDED JUNE 30, 1999 AND 1998

     The following table sets forth for the periods indicated certain financial data, derived from Sagent's unaudited consolidated statements of operations, as a percentage of total revenues for the periods indicated:

                                                 Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                             --------------------------         --------------------------
                                                1999             1998             1999             1998
                                              --------         --------         --------         --------
Revenues, net:
   Licenses                                       66.6%            57.4%            66.1%            58.6%
   Services                                       33.4             42.6             33.9             41.4
                                              --------         --------         --------         --------
        Total revenues, net                      100.0            100.0            100.0            100.0
 Cost of revenues
   Licenses                                        1.2              0.7              0.9              0.9
   Services                                       16.1             37.7             15.7             31.7
                                              --------         --------         --------         --------
        Total cost of revenues                    17.2             38.4             16.7             32.6
                                              --------         --------         --------         --------
 Gross margin                                     82.8             61.6             83.3             67.4
                                              --------         --------         --------         --------
 Operating expenses:
   Sales and marketing                            57.9             81.7             58.2             78.0
   Research and development                       24.0             38.1             24.3             43.7
   General and administrative                     13.0             35.9             13.7             37.7
                                              --------         --------         --------         --------
Total operating expenses                          94.9            155.7             96.2            159.5
                                              --------         --------         --------         --------
 Loss from operations                            (12.2)           (94.1)           (12.9)           (92.1)
 Other income (expense):
       Acquired in-process technology                                                                36.3
       Other income (expense), net                 4.8             (0.9)            (2.0)            (0.9)
 Net loss before income taxes                     (7.4)           (93.2)           (10.8)          (127.5)
                                              --------         --------         --------         --------
 Provision for income taxes                        0.6              0.1              0.8              0.1
                                              --------         --------         --------         --------
 Net loss                                         (8.0)%          (93.2)%          (11.7)%         (127.6)%
                                              ========         ========         ========         ========

REVENUES

     Total revenues: Sagent's revenues were derived from software licenses and related services. Total revenues increased 103% from $3.7 million for the three months ended June 30, 1998 to $7.5 million for the three months ended June
30, 1999. Total revenue also increased 109% from $6.7 million for the six months ended June 30,1998 to $14.0 million for the six months ended June 30, 1999. International revenues were $1.9 million and $344,000 for the three months ended June 30, 1999 and 1998, respectively, an increase of 464%, and for the six months ended June 30, 1999 international revenues increased 361% to $2.6 million from $573,000 for the same period in the prior year. For quarter ended June 30, 1999, international revenues were delivered primarily from Europe and Japan and accounted for 25% of total revenue for the period, up to 14 points from the prior quarter ended March 31, 1998. No single customer accounted for more than 10% of Sagent's total revenues for the three and six months ended June 30, 1999.

     License revenues: Sagent's license revenues increased 135% from $2.1 million for the three months ended June 30, 1998 to $5.0 million for the same three month period in 1999, and represented 57% and 67% of total revenues for the three months ended June 30, 1998 and 1999, respectively. For the six month period ended June 30, 1999 revenues increased 136% to $9.2 million, from $3.9 million for the same six month period in the prior year. The increase in revenues from the comparable period in the prior year was primarily attributed to a substantial increase in sales of the Sagent DMS product suite reflecting the increased market acceptance of the products. Approximately $3.0 million of revenue for the current quarter and $5.3 million of the revenue for the six month period in the current year was from sales to new customers. Sagent anticipates that license revenues, which have represented a significant portion of Sagent's total revenue to date, will continue to represent the substantial majority of its revenues for the foreseeable future.

                             Sagent Technology, Inc.

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

     Service revenues: Sagent's service revenues increased to $2.5 million and $4.7 million for the three months and six month periods ended June 30, 1999 and 1998, respectively, representing an increase of 59% and 71% respectively. The increases were primarily due to growth in training and consulting services as a result of the acquisition of Talus, Incorporated on February 28, 1998. Service revenues consist primarily of revenues from consulting and implementation service fees, maintenance and to a lesser extent, training services. Service revenues represented 34% and 41% of total revenues for the three months ended June 30, 1999 and 1998 respectively and 33% and 43% for the six months ended June 30, 1999 and 1998 respectively.

COST OF REVENUES

     Cost of license revenues: Cost of license revenues consists primarily of product packaging, shipping, media and documentation costs and to a lesser degree, license fees for sub-licensing third-party software. Sagent's cost of license revenue increased to $89,000 or 1% of revenue, for the three months ended June 30, 1999 from $25,000, or 1% of revenue, for the three months ended June 30, 1998. Cost of license revenue for the six months ended June 30, 1999 was $132,000 or 1% of revenue and $61,000, or 1% of revenue for the six month period ended June 30, 1998.

     Cost of services: Cost of services consists primarily of personnel costs associated with providing software maintenance, technical support, training and consulting services. Sagent's cost of service revenues was $1.2 million and $1.4 million for the three months ended June 30, 1999 and 1998, respectively, representing a decrease of $14% and for the six months ended June 30, 1999 and 1998 cost of service revenues was $2.2 million and $2.1 million, respectively. Cost of service revenues was 52% and 88% of service revenues for the three months ended June 30, 1999 and 1998, respectively, and 46% and 76% for the six months ended June 30, 1999 and 1998 respectively. The improvement in service costs as a percent of service revenues was primarily due to providing higher margin consulting services during the current year.

GROSS MARGIN

     Gross margins improved 21 points to 83% for the three months ended June 30, 1999 from 62% for the same period in the prior year. For the six month period ended June 30, 1999, gross margin improved 16 points to 83% from 67% for the same period in the prior year. The improvement was primarily due to an increase in license revenues as a per cent of total revenue, providing higher margin consulting services, improved utilization rates and the completion of amortization of intangible assets recorded in connection with the acquisition of Talus. In the future, Sagent's total gross margin percentages may be adversely affected by mix of software products and services revenue and increased competition.

OPERATING EXPENSES

     Sales and marketing: Sales and marketing expenses consist primarily of salaries, benefits, commissions, bonuses and travel expenses for sales and marketing personnel as well as marketing programs costs. Sales and marketing expenses increased 44% to $4.3 million for the three months ended June 30, 1999 from $3.0 million for the three months ending June 30, 1998. During the six month period ended June 30, 1999, sales and marketing expenses increased 56% to $8.1 million from $5.2 million for the same six month period in the prior year. This increase reflects the overall increase in expenses such as those related to new hires, for commissions and promotional activities associated with the increase in revenues. Sales and marketing expenses represented 58% and 82% of total revenues for the three months ended June 30, 1999 and 1998 respectively, a decline of 24 points. For the six month period ended June 30, 1999 sales and marketing expenses declined to 58% from the 78% for the six month period ended June 30, 1998. This decrease was attributable to Sagent's increased revenues. Sagent believes that as it continues to expand its direct sales force, its third party partnering relationships and its indirect channel sales organization on a worldwide basis, sales and marketing expenses will continue to increase in absolute dollars, although such expenses may vary as a percentage of revenue.

                             Sagent Technology, Inc.

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     Research and development: Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased 28% to $1.8 million for the three months ended June 30, 1999 from $1.4 million for the three months ended June 30, 1998. For the six month period ended June 30, 1999, research and development expenses increased 16% to $3.4 million from $2.9 million for the three month period ended June 30, 1998. Research and development costs represented 24% and 38% of total revenues for the three months ended June 30, 1999 and 1998, respectively and 24% and 44% for the six months ended June 30, 1999 and 1998 respectively. Sagent anticipates that it will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in absolute dollars in future periods, although such expenses may vary as a percentage of total revenues. In the development of Sagent's new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, Sagent's software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

     General and administrative: General and administrative expenses consist primarily of personnel costs for Sagent's executive, finance, human resources, information systems and other administrative departments. General and administrative expenses decreased 28% to $969,000 for the three months ended June 30, 1999 from $1.3 million for the same period in the prior year. During the six month period ended June 30, 1999, general and administrative expenses decreased 24% to $1.9 million from $2.5 million for the same period in the previous year. The decrease for the six months was primarily attributable to lower reserve requirements for bad debts as a result of improved credit and collection processes and reduced expenses incurred for various professional services for which Sagent's need declined as some of the capabilities were added internally during the period. General and administrative expenses represented 13% and 36% of total revenues for the three months ended June 30, 1999 and 1998, respectively and 14% and 38% for the six months ended June 30, 1999 and 1998, respectively. The decrease was due to the increase in total revenue and reduced spending. Sagent believes that general and administrative expenses will increase in the future in absolute dollars as a result of the continued expansion of administrative staff and expenses associated with being a public company, including public reporting expenses, investor relations programs and professional services fees.

ACQUIRED IN PROCESS TECHNOLOGY

     In connection with the February 1998 acquisition of Talus, Incorporated, a privately held company with experience in the design and implementation of Enterprise Intelligence applications, Sagent acquired certain in-process technology. This technology under development consisted of analytical software applications for manufacturing, food service and hospitality, and high technology industries. After considering such factors as degree of completion, technological uncertainties, costs incurred and projected costs to complete, Sagent expensed $2.4 million of in-process technology in February 1998. No such expense occurred in the first six months of 1999. Acquired in process technology projects continue to progress consistent with management's original assumptions used to value the acquired in-process technology.

INTEREST  INCOME

     Interest income consists of interest earned on invested cash less interest expense related to borrowings. Interest income increased $406,000 to $490,000 for the quarter ended June 30, 1999, from $84,000 earned in the quarter ended June 30, 1998. The increase is due to a greater amount of cash available for investing as a result of the IPO. Increased borrowings under the credit lines, primarily related to equipment financing, resulted in an increase in interest expense of $84,000 to $134,000 for the quarter ended June 30, 1999, from $50,000 for the quarter ended June 30, 1998.

                             Sagent Technology, Inc.

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

INCOME TAXES

     Income taxes: As of December 31, 1998 Sagent had available net operating loss carryforwards for federal and state income tax purposes of approximately $21 million and $18 million, respectively, which expire from 2003 to 2018. The Tax Reform Act of 1986 imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes have occurred or could occur in the future. For the six months ended June 30, 1999 a provision for $118,000 was recorded for withholding taxes payable in connection with payments from Sagent's customers in Japan.

OBLIGATIONS UNDER CAPITAL LEASES

     During the six months ended June 30, 1999 capital lease obligations decreased by $1.8 million as a result of principal payments made to pay off one of the obligations.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999 Sagent had cash and cash equivalents totaling $45.8 million, an increase of $42.7 million from December 1998. Since inception, Sagent has funded its operations primarily through the private sales of equity securities, the use of equipment leases, a bank line of credit, and the initial public offering of common stock not from cash generated by operations. As of June 30, 1999, Sagent had raised $30.5 million, net of offering costs, from the issuance of preferred stock and the exercise of stock options and warrants, financed equipment purchases totaling $2.7 million and on April 13, 1999, and completed its initial public offering of common stock receiving approximately $47.2 million in cash, net of underwriting discounts, commissions and other offering costs. This includes the overallotment of 750,000 shares exercised by the underwriters on April 15, 1999.

     Net cash used in operating activities was $3.5 million and $5.3 million in the six months ended June 30, 1999 and 1998 respectively, representing a decrease of 34%. The decrease was primarily the result of increased revenues.

     Sagent's investing activities included capital expenditures for property and equipment including those under capital leases totaling $4.0 million and $760,000 for the six months ended June 30, 1999 and 1998, respectively. Capital leases have been used to finance the majority of Sagent's acquisition of property and equipment Sagent anticipates that it will experience an increase in its capital expenditures and lease commitments consistent with its anticipated growth in operations, infrastructure and personnel. Investing activities associated with the acquisition of Talus, Inc. on February 28, 1998 amounted to $2.7 million.

     Sagent's financing activities provided $46.9 million and $12.5 million in the six month period ending June 30, 1999 and 1998, respectively, an increase of $34.4 million or 416%. Sagent's financing activities have primarily included the sales of its common and preferred stock and the use of its bank credit lines. Net proceeds from the sale of common stock in its initial public offering in April 1999 amounted to $47.2 million, and from the sale of preferred stock in February 1998, totaled $10.5 million, net of issuance costs.

                             Sagent Technology, Inc.

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     Sagent currently anticipates that for the foreseeable future it will continue to experience significant growth in its operating expenses related to expansion of its distribution channels, improving operational and financial systems, possibly acquiring or investing in complementary businesses, products or technologies or investing in joint ventures. Such expenditures will be a material use of our cash resources. Sagent believes that its sources of liquidity as of June 30, 1999 together with the net proceeds from its initial public offering, will be sufficient to meet its working capital and anticipated capital expenditure requirements for at lease the next 12 months. Thereafter, Sagent may require additional funds to support its working capital requirements or for other purposes, and may seek, even before such time, to raise additional funds through public or private equity financing or from strategic relationships, bank debt, financing under leasing arrangements, or other sources. There can be no assurance that additional financing will be available at all, or that if available, such financing will be obtainable on terms acceptable to Sagent or that are not dilutive to its stockholders. If adequate funds are not available or are not available on acceptable terms, Sagent may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on its business, financial condition and operating results.

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

     Sagent has reviewed its internal management information and other critical business systems to identify any year 2000 problems. Sagent also has communicated with the external vendors that supply it with material software and information systems and with significant suppliers to determine their year 2000 readiness. Based on Sagent's vendors' representations, Sagent believes that the third-party hardware and software Sagent uses is year 2000 compliant except for the applications Sagent uses to track technical support request. The application vendor is currently undertaking modification of this application for Sagent, and Sagent estimates that the modification will be complete in the third quarter of 1999 and will cost approximately $20,000. Although Sagent does not believe that the cost of such modifications will materially affect its operating results, if Sagent is not able to modify the technical support application in a timely and successful manner Sagent may not be able to process technical support reports effectively, which may adversely affect Sagent's business. Sagent currently anticipates conducting additional year 2000 testing in the second half of 1999 when it replaces servers in its internal network.

    Sagent did not incur any material costs directly associated with year 2000 compliance in the first quarter of 1999. Sagent does not expect the total cost of year 2000 problems to be material to its business, financial condition and operating results. However during the months prior to the century change, Sagent will continue to evaluate new version of its products, new software and information systems provided by third parties and any new infrastructure systems that Sagent acquires, to determine whether they are year 2000 compliant. Despite Sagent's current assessment Sagent may not identify and correct all significant year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significant time and expense and unremediated problems could harm Sagent's business, financial condition and operating results. Sagent currently has no contingency plans to address the risks associated with unremediated year 2000 problems.

                             Sagent Technology, Inc.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

OUR EXECUTIVE OFFICERS AND KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE

OUR ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS AND DILUTE STOCKHOLDER VALUE

FAILURE OF COMMERCIAL USERS TO ACCEPT INTERNET SOLUTIONS COULD LIMIT OUR FUTURE GROWTH

OUR PROPRIETARY TECHNOLOGY MAY BE SUBJECTED TO INFRINGEMENT CLAIMS OR MAY BE INFRINGED UPON AND TIMELINE, INC., HAS FILED AN INFRINGEMENT SUIT AGAINST US.

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

POTENTIAL YEAR 2000 PROBLEMS WITH OUR PRODUCTS OR INTERNAL SYSTEMS MAY INVOLVE SIGNIFICANT TIME AND EXPENSE AND MAY REDUCE OUR FUTURE SALES

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

          On March 22, 1999 Timeline, Inc. filed a complaint against Sagent in the United States District Court for the Western District of Washington at Seattle. Timeline alleges that the Sagent DMS product suite infringes one or more of the claims of a Timeline patent. Timeline is seeking relief in the form of an injunction, damages, punitive damages, attorney's fees, prejudgment and postjudgment interest and costs. On April 19, 1999 Sagent filed its answer denying Timeline's allegations. The case. has been set for trial on July 10, 2000. Sagent believes it has meritorious defenses. Sagent is not currently a party to any other legal proceedings.

ITEM 2.   Changes in Securities and Use of Proceeds

     Since January 1, 1999 the Registrant has issued and sold unregistered securities as follows:

(a) Between January 1, 1999 and June 30, 1999, an aggregate of 628,280 shares of Common Stock were issued to employees upon exercise of options net of repurchases. The net aggregate consideration received for such shares was $2,627,071. Included in these exercises were 246,362 shares where the employees took out notes with Sagent for an aggregate of approximately $1.9 million.

(b) Between January 1, 1999 and June 30, 1999 an aggregate of 22,000 shares were issued to holders of warrants. The aggregate consideration received for such shares was $118,800.

     Sagent's registration statement (Registration No. 333-71369) under the Securities Act of 1933, as amended, for its initial public offering became effective April 13, 1999. Sagent issued 5,750,000 shares of its common stock (including 750,000 shares issued upon the exercise of the underwriter's over allotment option) at an initial public offering price of $9.00 per share. Offering proceeds net of aggregate expenses to the Registrant, were approximately $47.2 million. The principal underwriters were Donaldson, Lufkin & Jenrette, Hambrecht & Quist and U.S. Bancorp Piper Jaffray. The aggregate underwriting fees were approximately $3.6 million. The Registrant expects to use the net offering proceeds for general corporate purposes, including working capital, capital expenditures and has subsequently repaid $3.4 million in long-term debt. A portion of the proceeds may also be used to acquire licenses or in vest in complementary businesses or products, although there are no current plans, negotiations, or discussions relating to any such transactions. In connection with the IPO warrants were exercised to purchase 110,308 shares of common stock at prices ranging from $3.18 to $6.48 per share, resulting in additional capital proceeds to the Company totaling $656,000. Concurrent with the IPO, each outstanding share of the Company's redeemable convertible preferred stock was automatically converted into one share of common stock and remaining preferred stock warrants for 135,317 shares were automatically converted into warrants for the purchase of 135,317 shares of common stock.

    In connection with the acquisition of Sagent U.K., Ltd. on June 11, 1999, Sagent issued 259,000 shares of Common Stock valued at $1.0 million.

ITEM 3.   Defaults Upon Senior Securities

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          None.

ITEM 5.   Other Information

          The registrant hereby includes financial statements and pro forma financial information as it pertains to Sagent UK,Ltd., a subsidiary acquired on June 11, 1999.

         (a)  Financial Statements of Business Acquired

                  The financial statements of Sagent UK LTD are attached hereto as exhibit 99.1 and incorporated herein by this reference.

         (b)  Pro forma Financial Information

                  The unaudited pro forma financial information are attached hereto as exhibit 99.2 and incorporated herein by this reference.

         (c)  Exhibits

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit
             Number              Description
             -------             -----------
              27.1               Financial Data Schedule

              99.1               Financial Statements of Sagent U.K.

              99.2               Pro forma Financial Information

              99.3               Employee Note Agreement for Malcolm Hobbs

              99.4               Employee Note Agreement for Thomas Lounibos

         (b) Reports on Form 8-K

     The Company filed a report on Form 8-K on June 11, 1999 related to the acquisition of Sagent UK, Ltd.

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








                             SAGENT TECHNOLOGY, INC.
                                  (Registrant)




                               /s/ Virginia Walker


                               -------------------
                                 VIRGINA WALKER
                        Executive Vice President, Finance
                           and Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                                  May 20, 1999

                                 EXHIBIT INDEX

Exhibit
Number              Description
-------             -----------
 27.1               Financial Data Schedule

 99.1               Financial Statements of Sagent U.K.

 99.2               Pro forma Financial Information

 99.3               Employee Note Agreement for Malcolm Hobbs

 99.4               Employee Note Agreement for Thomas Lounibos