Form 10-Q
period 1999-09-30
SAGENT TECHNOLOGY INC
filed 1999-11-15
CIK 1058425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1999

                                       OR

              [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                                    333-71369
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

                          Yes  [X]            No  [ ]

    The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding at October 31, 1999 was 25,478,560.

                             SAGENT TECHNOLOGY, INC.
                                    FORM 10-Q

                                      INDEX


                                                                              PAGE
                                                                              ----
PART I.   CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Condensed Financial Statements:

          Consolidated Condensed Statements of Operations
               Three and nine months ended September 30, 1999 and 1998             3

          Consolidated Condensed Balance Sheets
               September 30, 1999 and December 31, 1998                            4

          Consolidated Condensed Statements of Cash Flows
               Nine months ended September 30, 1999 and 1998                       5

          Notes to Unaudited Consolidated Condensed Financial Statements       6 - 9

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   9 - 16

Item 3.  Quantitative and Qualitative Disclosure about Market Risk                17


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                       18

Item 2.   Changes in Securities and Use of Proceeds                               18

Item 3.   Defaults Upon Senior Securities                                         18

Item 4.   Submission of Matters to a Vote of Security Holders                     18

Item 5.   Other Information                                                       18

Item 6.   Exhibits and Reports on Form 8-K                                        19

Signatures                                                                        20

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                             SAGENT TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                             Three Months Ended          Nine Months Ended
                                                 September 30,              September 30,
                                            ----------------------      ----------------------
                                              1999          1998          1999         1998
                                            --------      --------      --------     ---------

Revenues, net:
   Licenses                                 $  7,289      $  2,932      $ 16,517     $   6,841
   Services                                    2,746         1,689         7,475         4,456
                                            --------      --------      --------     ---------
         Total revenues, net                  10,035         4,621        23,992        11,297
                                            --------      --------      --------     ---------
Cost of revenues:
   Licenses                                      217            61           349           122
   Services                                    1,309         1,468         3,504         3,583
                                            --------      --------      --------     ---------
         Total cost of revenues                1,526         1,529         3,853         3,705
                                            --------      --------      --------     ---------
Gross profit                                   8,509         3,092        20,139         7,592
                                            --------      --------      --------     ---------
Operating expenses:
   Sales and marketing                         5,300         3,188        13,416         8,398
   Research and development                    1,883         1,649         5,273         4,566
   General and administrative                  1,085         1,424         3,004         3,944
   Acquired in-process technology                                                        2,425
                                            --------      --------      --------     ---------
        Total operating expenses               8,268         6,261        21,693        19,333
                                            --------      --------      --------     ---------

Income (loss) from operations                    241        (3,169)       (1,554)      (11,741)
Interest income (expense), net                   481           (26)          765            32
                                            --------      --------      --------     ---------
Net income (loss) before
   income taxes                                  722        (3,195)         (789)      (11,709)
Provision for income taxes                       (63)                       (181)           (4)
                                            --------      --------      --------     ---------
Net income (loss)                           $    659      $ (3,195)     $   (970)    $ (11,713)
                                            ========      ========      ========     =========


Basic net income (loss) per share           $   0.03      $  (0.79)     $  (0.05)    $   (3.02)
                                            ========      ========      ========     =========
Number of shares used in calculation of
  basic net income (loss) per share           25,429         4,036        18,293         3,878

Diluted net income (loss) per share         $   0.03      $  (0.86)     $  (0.05)    $   (3.28)
                                            ========      ========      ========     =========
Number of shares used in calculation of
  diluted net income (loss) per share         26,116         3,704        18,019         3,575


     See accompanying notes to consolidated condensed financial statements.

                             SAGENT TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                      September 30,  December 31,
                                                          1999          1998
                                                        --------      --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $  5,222      $  3,093
  Marketable securities                                   36,795
  Accounts receivable, net                                 6,924         5,376
  Other current assets                                     4,711           832
                                                        --------      --------
     Total current assets                                 53,652         9,301

Property and equipment, net                                2,424         3,044
Other assets                                               3,311           851
                                                        --------      --------
     Total  assets                                      $ 59,387      $ 13,196
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                      $  1,160      $  1,478
  Accrued liabilities                                      4,642         4,216
  Deferred revenue                                         2,048         1,304
  Obligations under capital leases                         2,358         1,181
                                                        --------      --------
     Total current liabilities                            10,208         8,179

Long-term portions of capital lease obligations                          3,346
                                                        --------      --------
     Total liabilities                                    10,208        11,525
                                                        --------      --------
Commitments and contingencies (see
 Part II Item I)
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, par value $.001
     per share:
     Authorized:  5,000 in 1999 and 15,556  in 1998
     Issued and outstanding:  none in 1999 and
      14,544 in 1998                                        --              15
  Common stock, par value $.001 per share:
     Authorized:  70,000 in 1999 and 25,000 in 1998
     Issued and outstanding: 25,434 in 1999 and
      4,125 shares in 1998                                    25             4
  Additional paid-in capital                              81,571        30,699
  Notes receivable from stockholders                      (2,919)         (522)
  Cumulative translation adjustment                           98           101
  Accumulated deficit                                    (29,596)      (28,626)
                                                        --------      --------
            Total stockholders' equity                    49,179         1,671
                                                        --------      --------

     Total liabilities and stockholders' equity         $ 59,387      $ 13,196
                                                        ========      ========



     See accompanying notes to consolidated condensed financial statements.

                             SAGENT TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                     ------------------------
                                                                        1999           1998
                                                                     ---------      ---------
Cash flows from operations:
 Net loss                                                            $    (970)     $ (11,713)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
    Acquired in-process technology                                                      2,425
    Depreciation and amortization                                        1,061          1,022
 Change in operating assets and liabilities, net of acquisition:
           Accounts receivable                                          (1,548)        (3,097)
           Other current assets                                         (3,879)        (1,171)
           Other assets                                                 (2,460)          (845)
           Accounts payable                                               (318)           (62)
           Accrued liabilities                                             426          2,600
           Deferred revenue                                                744            189
                                                                     ---------      ---------
Net cash used in operating activities                                   (6,944)       (10,204)
                                                                     ---------      ---------
Cash flows from investing activities:
     Purchases of marketable securities                               (125,691)
     Maturities of marketable securities                                88,896
     Purchases of property and equipment                                (1,634)        (1,187)
     Disposals of property and equipment                                 1,193
     Acquisition of Talus Incorporated                                                 (2,696)
                                                                     ---------      ---------
Net cash used in investing activities                                  (37,236)        (3,883)
                                                                     ---------      ---------

Cash flows from financing activities:
     Proceeds from capital lease financing                               2,206           1,554
     Payment of principal under capital lease obligations               (4,375)          (384)
     Note receivable related to sale of fixed assets
     Proceeds from issuance of common stock (net of repurchases)        48,481            269
     Proceeds from issuance of preferred stock (net of
       issuance costs and repurchases)                                                 11,660
                                                                     ---------      ---------
Net cash provided by financing activities                               46,312         13,099
                                                                     ---------      ---------

Effect of exchange rate changes in cash                                     (3)            10
                                                                     ---------      ---------

 Net increase (decrease) in cash and cash equivalents                    2,129           (978)
Cash and cash equivalents beginning of the period                        3,093          3,813
                                                                     ---------      ---------
Cash and cash equivalents end of the period                          $   5,222      $   2,835
                                                                     ---------      ---------

Supplemental disclosure of cash flow information:
    Cash payments for interest:                                             81             19
Supplemental non-cash financing activities:
    Issuance of common stock for notes and interest receivable           2,397            522

Liabilities assumed in connection with acquisition of Talus,
  Incorporated:
    Fair value of assets acquired                                        3,526
    Cash paid                                                           (1,170)
    Preferred stock issued                                              (1,400)
                                                                     ---------
    Liabilities assumed                                              $     956
                                                                     =========

     See accompanying notes to consolidated condensed financial statements.

                             Sagent Technology, Inc.

         Notes To Unaudited Consolidated Condensed Financial Statements
                      (In thousands, except per share data)

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

     Sagent Technology, Inc., is a leading solution provider of e-business analytical applications.

     Sagent was incorporated under the laws of the State of California in April 1995 under the name of Savant Software, Inc. In June 1995, Sagent changed its name to Sagent Technology, Inc. Sagent was reincorporated under the laws of the State of Delaware in September 1998.

Basis of Presentation:

     The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of Sagent, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position at September 30, 1999 and December 31, 1998 the operating results for the three months and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. These financial statements and notes should be read in conjunction with Sagent's audited financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Form S-1 filed with the Securities and Exchange Commission in April 1999. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

     The consolidated financial statements include the accounts of Sagent Technology, Inc., and its wholly-owned subsidiaries, Sagent Technology Japan KK, Sagent Technology UK, Ltd., and Sagent Technology Canada Inc. collectively ("Sagent" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

Marketable Securities:

    Marketable securities are classified as available-for-sale securities and are reported at fair value. Unrealized holding gains and losses, if material, are included as a separate component of stockholders equity until realized.

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

Recent Accounting Pronouncements:

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. There was no difference between Sagent's net loss and its total comprehensive loss for the quarters ended September 30, 1999 and 1998 and the nine months periods ended September 30, 1999 and 1998.

     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Software for Internal Use, " which provides guidance on accounting for the cost of computer software developed or obtained for internal use. Statement of Position No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of Statement of Position No. 98-1 has had no material effect on Sagent's business, financial condition and operating results for the first, second or third quarter of 1999.

     In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Sagent does not currently engage in hedging activities and had no holdings of derivative financial or commodity instruments at September 30, 1999. Sagent does not expect that the adoption of SFAS No. 133 will have a material impact on its financial statements.

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

Net Loss Per Share:

     Sagent computes net loss per share in accordance with SFAS No. 128, "Earnings per Share," and Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing

                             Sagent Technology, Inc.

         Notes To Unaudited Consolidated Condensed Financial Statements
                      (In thousands, except per share data)

the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options, warrants and convertible preferred stock were not included in the computation of diluted net loss per share for the three months ended September 30, 1998 and the nine months ended September 30, 1999 and 1998 as the effect would be antidilutive.

    A reconciliation of shares used in the calculation of historical basic and diluted net loss per share follows:

                                                                Three Months Ended          Nine Months Ended
                                                                    September 30,              September 30,
                                                               ---------------------      ----------------------
                                                                 1999         1998          1999          1998
                                                               --------     --------      --------      --------
Historical net income(loss) per share, basic and diluted:
   Net income(loss)                                            $    659     $ (3,195)     $  (970)      $(11,713)
                                                               ========     ========      =======       ========

   Shares used in computing basic net income(loss)
     per share                                                   25,429        4,036        18,293         3,878
                                                               --------     --------      --------      --------
   Net income(loss) per share, basic                           $   0.03     $  (0.79)     $  (0.05)     $  (3.02)
                                                               ========     ========      ========      ========
   Shares used in computing diluted net income(loss)
      per share                                                  26,116        3,704        18,019         3,575
                                                               --------     --------      --------      --------
   Net income(loss) per share, diluted                         $   0.03     $  (0.86)     $  (0.05)     $  (3.28)
                                                               ========     ========      ========      ========
   Antidilutive securities including options, warrants and
   preferred stock not included in historical net loss per
   share calculations                                                         15,981        16,120        15,981
                                                                            ========      ========      ========

NOTE 3.  MARKETABLE SECURITIES

    Maturities of debt securities at market value at September 30, 1999 are all one year or less and consisted of:

                                              Gross         Gross
                                 Amortized    Unrealized    Unrealized   Market
                                 Cost         Gains         Losses       Value
                                 ---------    ----------    ----------   ------

Debt securities:
Corporate commercial paper       $33,782                                 33,782
U.S. Government                    1,000                                  1,000
Asset backed securities            2,013                                  2,013


    Proceeds from sales or maturities of investments during the three months ended September 30, 1999 were $88,896 and for the three months ended September 30, 1998 were not material. Gross gains and losses realized on sales or maturities were not material for the three or nine months ended September 30, 1999 and 1998. The cost of investments sold is determined by the specific identification method.

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

NOTE 5.  ACQUISITION OF BUSINESS

     On June 11, 1999, Sagent acquired all of the stock of Sagent U.K., Ltd., its distributor in the United Kingdom, for cash of approximately $1.0 million, 259,000 shares of common stock valued at $1.0 million, stock options valued at approximately $212,000 and the assumption of certain liabilities for an aggregate purchase price of $2.4 million. Sagent accounted for the acquisition under the purchase method and, accordingly, the purchase price was allocated to the fair value of tangible and intangible assets acquired and liabilities assumed.
                                  Page 9 of 21

     The allocation of Sagent's aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with this acquisition is summarized below:

          Current assets .............................     $  (672)
          Fixed assets ...............................         102
          Goodwill ...................................       2,945
                 Total purchase price.................     $ 2,375

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

                             Sagent Technology, Inc.

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All statements, trend analysis and other information contained in the following discussion relative to markets for Sagent's products and trends in revenues, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, including those set forth in "Factors Affecting Results of Operations" on page 17 and Sagent's actual results of operations may differ materially from those contained in the forward-looking statements.

OVERVIEW

     Sagent develops, markets and supports Enterprise Intelligence software designed to address organizations' rapidly growing E-BUSINESS, information access, analysis and delivery needs. Sagent also provides design, systems engineering and education services to facilitate the successful implementation of its Sagent DMS product suite. Sagent was incorporated in April 1995, commenced operations in June 1995 and began selling the first products of the Sagent DMS product suite during the fourth quarter of 1996. Although Sagent's revenues have grown significantly during these periods, there can be no assurance that such growth will continue, nor that Sagent can sustain or increase profitability in the future.

     Sagent's revenues are derived from two sources, product licenses and services. License revenues are derived from product sales to end users, resellers, distributors and enterprise application vendors as well as royalties from enterprise application vendors. License revenues are based upon the number and capacity of servers on which a product is installed, as well as on a per user basis. Service revenues are derived from providing consulting, training, maintenance and support services to end-users.

     On February 28, 1998, Sagent acquired Talus, Incorporated, a privately held company that has significant experience in the design and implementation of Enterprise Intelligence applications. The total purchase price was $3.5 million, and the acquisition was recorded under the purchase method of accounting. In connection with the acquisition, Sagent expensed $2.4 million of in-process technology in the quarter ended March 31, 1998. In addition, Sagent recorded other intangible assets of $587,000, which are being amortized on a straight-line basis over periods ranging from six to forty eight months.

     Sagent sells its products and services to corporations in North America primarily through its direct sales and services organization. Sagent has domestic sales offices in seventeen states. A separate group within Sagent's direct sales organization targets strategic partnerships with industry-leading enterprise application vendors such as Siebel Systems, Advent Software, Commerce One, ADP and Cross Access. These vendors embed all or a portion of Sagent's products within their own applications and sell the integrated products to their customers. Sagent also utilizes resellers such as EDS InNet, Unisys Corporation, USinternetworking, Inc., and Cap Gemini Group, which remarket Sagent's products to their customer base.

                             Sagent Technology, Inc.

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

     Sagent also sells its products internationally through distributors located in France, Germany, Spain, Benelux, South Africa and through its wholly-owned direct sales subsidiaries, Sagent Technology UK, Ltd., Sagent Technology Japan KK, and Sagent Technology Canada.

     On June 11, 1999 Sagent acquired its former distributor in the United Kingdom, Sagent U.K., Ltd. The total purchase price amounted to $2.4 million and consisted of cash, Sagent common stock, stock options and the assumption of certain liabilities. The acquisition was recorded under the purchase method of accounting and Sagent recorded intangible assets of $2.9 million, which are being amortized, on a straight-line basis over the five-year period subsequent to the acquisition.

     Revenues from customers outside the United States were $1.8 million and $421,000 in the three months ended September 30, 1999 and 1998, respectively, and $4.4 million and $994,000 for the nine months ended September 30, 1999 and 1998, respectively. Historically, as a result of the relatively small amount of international sales, fluctuations in foreign currency exchange rates have not had a material effect on Sagent's business, financial condition and operating results. Sagent has an option to acquire its distributors in Spain and Benelux and the parent company of its French and German distributors. In the event of a change of control, Sagent could be required to acquire the German distributor. Any such acquisition may have the effect of diluting existing stockholders, reducing Sagent's available cash for working capital and other purposes, requiring substantial management attention, increasing annual amortization expense or imposing costs on Sagent associated with integrating the acquired entity.

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

     Since inception, Sagent has incurred substantial research and development costs to develop its product suite and has invested heavily in the expansion of sales, marketing and professional services organizations to support increased annual revenue. In addition, Sagent has invested significantly in general and administrative areas to build an infrastructure to support its growth strategy. The number of full-time employees increased from 137 as of September 30, 1998, to 205 as of September 30, 1999, representing an increase of 50%. As a result of these investments, Sagent has incurred a net accumulated deficit of $29.6 million as of September 30, 1999. Sagent expects to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we may experience losses and negative cash flows or be unable to sustain or increase profitability on a quarterly or annual basis.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     The following table sets forth for the periods indicated certain financial data, derived from Sagent's unaudited consolidated statements of operations, as a percentage of total revenues for the periods indicated:

                                           Three Months Ended      Nine Months Ended
                                              September 30,          September 30,
                                            ----------------       -----------------
                                             1999      1998        1999        1998
                                            -----      -----       -----      ------
Revenues, net:
   Licenses                                  72.6%      63.4%       68.8%       60.6%
   Services                                  27.4       36.6        31.2        39.4
                                            -----      -----       -----      ------
        Total revenues, net                 100.0      100.0       100.0       100.0
 Cost of revenues:
   Licenses                                   2.2        1.3         1.5         1.0
   Services                                  13.1       31.8        14.6        31.7
                                            -----      -----       -----      ------
        Total cost of revenues               15.3       33.1        16.1        32.7
                                            -----      -----       -----      ------
 Gross margin                                84.7       66.9        83.9        67.3
                                            -----      -----       -----      ------
 Operating expenses:
   Sales and marketing                       52.8       69.0        55.9        74.3
   Research and development                  18.7       35.7        22.0        40.4
   General and administrative                10.8       30.8        12.5        34.9
                                            -----      -----       -----      ------
Total operating expenses                     82.3      135.5        90.4       149.6
                                            -----      -----       -----      ------
 Income (loss) from operations                2.4      (68.6)       (6.5)      (82.3)
 Other income (expense):
       Acquired in-process technology          --         --          --       (21.5)
       Interest income (expense), net         4.8       (0.6)        3.2          .3
                                            -----      -----       -----      ------
 Net income(loss) before income taxes         7.2      (69.2)       (3.3)     (103.6)
                                            -----      -----       -----      ------
 Provision for income taxes                   0.6         --         0.7
                                            -----      -----       -----
 Net income(loss)                             6.6%     (69.2)%      (4.0)%    (103.6)%
                                            =====      =====       =====      ======

REVENUES

     Total revenues: Sagent's revenues were derived from software licenses and related services. Total revenues increased 117% from $4.6 million for the three months ended September 30, 1998 to $10.0 million for the three months ended September 30, 1999. Total revenue also increased 112% from $11.3 million for the nine months ended September 30,1998 to $24.0 million for the nine months ended September 30, 1999. International revenues were $1.8 million and $421,000 for the three months ended September 30, 1999 and 1998, respectively, an increase of 328%, and for the nine months ended September 30, 1999 international revenues increased 343% to $4.4 million from $994,000 for the same period in the prior year. For the quarter ended September 30, 1999, international revenues were delivered primarily from Europe and Japan and accounted for 18% of total revenue for the period, down 7 points from the prior quarter ended June 30, 1999. One customer accounted for 11% of Sagent's total revenues for the three months ended September 30, 1999. No single customer accounted for more than 10% of Sagent's total revenues for the nine months ended September 30, 1999.

     License revenues: Sagent's license revenues increased 149% from $2.9 million for the three months ended September 30, 1998 to $7.3 million for the same three month period in 1999, and represented 73% and 63% of total revenues for the three months ended September 30, 1999 and 1998, respectively. For the nine month period ended September 30, 1999 license revenues increased 141% to $16.5 million, from $6.8 million for the same nine month period in the prior year. The increase in license revenues from the comparable period in the prior year was primarily attributed to a substantial increase in sales of the Sagent DMS product suite reflecting the increased market acceptance of the products. Approximately $2.8 million of license revenue for the current quarter and $8.1 million of the license revenue for the nine month period in the current year was from sales to new customers. Sagent anticipates that license revenues, which have

                             Sagent Technology, Inc.

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


represented a significant portion of Sagent's total revenue to date, will continue to represent the substantial majority of its revenues for the foreseeable future.

     Service revenues: Sagent's service revenues increased to $2.7 million and $7.5 million for the three months and nine month periods ended September 30, 1999 and 1998, respectively, representing an increase of 63% and 68% respectively. The increases were primarily due to growth in training and consulting services related to the increased sales of licenses. Service revenues consist primarily of revenues from consulting and implementation service fees, maintenance and to a lesser extent, training services. Service revenues represented 27% and 37% of total revenues for the three months ended September 30, 1999 and 1998, respectively and 31% and 39% for the nine months ended September 30, 1999 and 1998, respectively.

COST OF REVENUES

     Cost of License Revenues: Cost of license revenues consists primarily of product packaging, shipping, media and documentation costs and license fees for sub-licensing third-party software. Sagent's cost of license revenue increased to $217,000 or 2% of revenue, for the three months ended September 30, 1999 from $61,000, or 1% of revenue, for the three months ended September 30, 1998. Cost of license revenue for the nine months ended September 30, 1999 was $349,000 or 2% of revenue and $122,000, or 1% of revenue for the nine month period ended September 30, 1998. The increase in costs of license revenues results from increased fees for sub-licensing third-party software.

     Cost of Services: Cost of services consists primarily of personnel costs associated with providing software maintenance, technical support, training and consulting services. Sagent's cost of service revenues was $1.3 million and $1.5 million for the three months ended September 30, 1999 and 1998, respectively, representing a decrease of 11% and for the nine months ended September 30, 1999 and 1998 cost of service revenues was $3.5 million and $3.6 million, respectively. Cost of service revenues was 48% and 87% of service revenues for the three months ended September 30, 1999 and 1998, respectively, and 47% and 80% for the nine months ended September 30, 1999 and 1998, respectively. The improvement in service costs as a percent of service revenues was primarily due to earning higher revenues on consulting services during the current year.

GROSS MARGIN

     Gross margins improved to 85% for the three months ended September 30, 1999 from 67% for the same period in the prior year. For the nine month period ended September 30, 1999, gross margin improved to 84% from 67% for the same period in the prior year. The improvement was primarily due to an increase in license revenues as a percent of total revenue, providing higher margin consulting services, improved utilization rates and the completion of amortization of intangible assets recorded in connection with the acquisition of Talus. In the future, Sagent's total gross margin percentages may be adversely affected by mix of software license and service revenues and increased competition.

OPERATING EXPENSES

     Sales and marketing: Sales and marketing expenses consist primarily of salaries, benefits, commissions, bonuses, RECRUITING and travel expenses for sales and marketing personnel as well as marketing programs costs. Sales and marketing expenses increased 66% to $5.3 million for the three months ended September 30, 1999 from $3.2 million for the three months ending September 30, 1998. During the nine month period ended September 30, 1999, sales and marketing expenses increased 60% to $13.4 million from $8.4 million for the same nine month period in the prior year. This increase reflects the overall increase in expenses such as those related to new hires, commissions and promotional activities associated with the increase in revenues. Sales and marketing expenses represented 53% and 69% of total revenues for the three months ended September 30, 1999 and 1998, respectively, a decline of 16 points. For the nine

                             Sagent Technology, Inc.

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


month period ended September 30, 1999 sales and marketing expenses declined to 56% from the 74% for the nine month period ended September 30, 1998. This decrease was attributable to Sagent's increased revenues. Sagent believes that as it continues to expand its direct sales force, its third party partnering relationships and its indirect channel sales organization on a worldwide basis, sales and marketing expenses will continue to increase in absolute dollars, although such expenses may vary as a percentage of revenue.

     Research and development: Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased 14% to $1.9 million for the three months ended September 30, 1999 from $1.6 million for the three months ended September 30, 1998. For the nine month period ended September 30, 1999, research and development expenses increased 15% to $5.3 million from $4.6 million for the nine month period ended September 30, 1998. Research and development costs represented 19% and 36% of total revenues for the three months ended September 30, 1999 and 1998, respectively and 22% and 40% for the nine months ended September 30, 1999 and 1998 respectively. Sagent anticipates that it will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in absolute dollars in future periods, although such expenses may vary as a percentage of total revenues. In the development of Sagent's new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete. Historically, Sagent's software development costs eligible for capitalization have been insignificant, and all costs related to internal research and development have been expensed as incurred.

     General and administrative: General and administrative expenses decreased 24% to $1.1 million for the three months ended September 30, 1999 from $1.4 million for the same period in the prior year. During the nine month period ended September 30, 1999, general and administrative expenses decreased 24% to $3.0 million from $3.9 million for the same period in the previous year. The decrease for the nine months was primarily attributable to lower reserve requirements for bad debts as a result of improved credit and collection processes and reduced expenses incurred for various professional services for which Sagent's need declined as some of the capabilities were added internally during the period. General and administrative expenses represented 11% and 31% of total revenues for the three months ended September 30, 1999 and 1998, respectively and 13% and 35% for the nine months ended September 30, 1999 and 1998, respectively. The decrease was due to the increase in total revenue and reduced spending. Sagent believes that general and administrative expenses will increase in the future in absolute dollars as a result of the continued expansion of administrative staff and expenses associated with being a public company, including public reporting expenses, investor relations programs and professional services fees.

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

                             Sagent Technology, Inc.

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

INTEREST INCOME

     Net interest income consists of interest earned on invested cash less interest expense related to borrowings. Net interest income increased $507,000 to $481,000 for the quarter ended June 30, 1999, from $26,000 net expense in the quarter ended June 30, 1998. The increase is due to a greater amount of cash available for investing as a result of the IPO and the pay off of various capital lease obligations.

INCOME TAXES

     Income taxes: As of December 31, 1998 Sagent had available net operating loss carryforwards for federal and state income tax purposes of approximately $21 million and $18 million, respectively, which expire from 2003 to 2018. The Tax Reform Act of 1986 imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes have occurred or could occur in the future. For the nine months ended September 30, 1999 a provision for $181,000 was recorded for withholding taxes payable in connection with payments from Sagent's customers in Japan.

OBLIGATIONS UNDER CAPITAL LEASES

     During the nine months ended September 30, 1999 capital lease obligations decreased by $2.2 million as a result of principal payments totaling $2.2 million made to pay off certain of the obligations and additional proceeds totaling $4.4 million to acquire property and equipment. In addition, during the quarter ended September 30, 1999 Sagent agreed to pay an additional $2.1 million in principal payments during the quarter ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999 Sagent had cash and cash equivalents totaling $42.0 million, an increase of $38.9 million from December 1998. Since inception, Sagent has funded its operations primarily through the private sales of equity securities, the use of equipment leases, bank line of credit, and the initial public offering of common stock not from cash generated by operations.

     Net cash used in operating activities was $6.9 million and $5.3 million in the nine months ended September 30, 1999 and 1998 respectively, representing an increase of 30%. The increase was primarily the result of prepayments for certain services and fees for sub licensing software form third parties.

     Sagent's investing activities, excluding capital expenditures for property and equipment leases, consisted of purchases property and equipment totaling $1.6 million and $1.2 million for the nine months ended September 30, 1999 and 1998, respectively. Sagent anticipates that it will experience an increase in its capital expenditures. Investing activities associated with the acquisition of Talus, Inc. on February 28, 1998 amounted to $2.7 million.

     Sagent's financing activities provided $46.3 million and $13.1 million in the nine month period ending September 30, 1999 and 1998, respectively, an increase of $33.2 million or 253%. Sagent's financing activities have primarily included the sales of its common and preferred stock and the use of its bank credit lines. Net proceeds from the sale of common stock in its initial public offering in April 1999 amounted to $47.2 million, and from the sale of preferred stock in February 1998, totaled $10.5 million, net of issuance costs.

                             Sagent Technology, Inc.

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


     Sagent currently anticipates that for the foreseeable future it will continue to experience significant growth in its operating expenses related to expansion of its distribution channels, improving operational and financial systems, possibly acquiring or investing in complementary businesses, products or technologies or investing in joint ventures. Such expenditures will be a material use of our cash resources. Sagent believes that its sources of liquidity as of September 30, 1999 together with the net proceeds from its initial public offering, will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next 12 months. Thereafter, Sagent may require additional funds to support its working capital requirements or for other purposes, and may seek, even before such time, to raise additional funds through public or private equity financing or from strategic relationships, bank debt, financing under leasing arrangements, or other sources. There can be no assurance that additional financing will be available at all, or that if available, such financing will be obtainable on terms acceptable to Sagent or that are not dilutive to its stockholders. If adequate funds are not available or are not available on acceptable terms, Sagent may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on its business, financial condition and operating results.

YEAR 2000 ISSUES

     Sagent has completed its assessment of the potential overall impact of the impending century change on Sagent's business, financial condition and operating results. Based on Sagent's current assessment, Sagent believes the current versions of its products are year 2000 ready, that is, they are capable of adequately distinguishing 21st century dates from 20th century dates. However Sagent's products operate in complex network environments and directly or indirectly interact with a number of other hardware and software systems that Sagent cannot adequately evaluate for year 2000 compliance. Sagent may face claims based on year 2000 problems in other companies' products or issues arising for the integration of multiple products within an overall system. Sagent has not been a part to any litigation or arbitration proceeding involving Sagent's products or services related to year 2000 compliance issues.

     Sagent has reviewed its internal management information and other critical business systems to identify any year 2000 problems. Sagent also has communicated with the external vendors that supply it with material software and information systems and with significant suppliers to determine their year 2000 readiness. Based on Sagent's vendors' representations, Sagent believes that the third-party hardware and software Sagent uses is year 2000 ready except for the applications Sagent uses to track technical support request. The application vendor is currently undertaking modification of this application for Sagent, and Sagent estimates that the modification will be complete in the fourth quarter of 1999 and will cost approximately $20,000. Although Sagent does not believe that the cost of such modifications will materially affect its operating results, if Sagent is not able to modify the technical support application in a timely and successful manner Sagent may not be able to process technical support reports effectively, which may adversely affect Sagent's business. Sagent currently anticipates conducting additional year 2000 testing in the second half of 1999 when it replaces servers in its internal network.

     Sagent did not incur any material costs directly associated with year 2000 readiness in the first nine months of 1999. Sagent does not expect the total cost of year 2000 problems to be material to its business, financial condition and operating results. However during the months prior to the century change, Sagent will continue to evaluate new version of its products, new software and information systems provided by third parties and any new infrastructure systems that Sagent acquires, to determine whether they are year 2000 ready. Despite Sagent' current assessment Sagent may not identify and correct all significant year 2000 problems on a timely basis. Year 2000 readiness efforts may involve significant time and expense and unremediated problems could harm Sagent's business, financial condition and operating results. Sagent currently has no contingency plans to address the risks associated with unremediated year 2000 problems.

                             Sagent Technology, Inc.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Factors Affecting Results of Operations

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

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

     On March 22, 1999 Timeline, Inc. filed a complaint against Sagent in the United States District Court for the Western District of Washington at Seattle. Timeline alleges that the Sagent DMS product suite infringes one or more of the claims of a Timeline patent. Timeline is seeking relief in the form of an injunction, damages, punitive damages, attorney's fees, prejudgment and postjudgment interest and costs. On April 19, 1999 Sagent filed its Answer Denying Timeline's allegations. The case has been set for trial on July 10, 2000. Sagent believes it has meritorious defenses. Sagent is not currently a party to any other legal proceedings.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Since January 1, 1999 the Registrant has issued and sold unregistered securities as follows:

     (a) Between January 1, 1999 and September 30, 1999, an aggregate of 647,140 shares of Common Stock were issued to employees upon exercise of options net of repurchases. . The net aggregate consideration received for such shares was $2,658,591. Included in these exercises were 246,362 shares where the employees took out notes with Sagent for an aggregate of approximately $1.9 million.

     (b) Between January 1, 1999 and September 30, 1999 an aggregate of 22,000 shares were issued to holders of warrants. The aggregate consideration received for such shares was $118,800.

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

ITEM 5.   Other Information
          None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

        Exhibit
        Number                 Description
        ------                 -----------

        27.1

          (b) Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SAGENT TECHNOLOGY, INC.
                                        (Registrant)


November 12, 1999
                                        /s/ VIRGINIA WALKER
                                        -------------------
                                        Virgina Walker
                                        Executive Vice President, Finance
                                        and Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                                 INDEX TO EXHIBITS

        Exhibit
        Number                 Description
        ------                 -----------

        27.1