Form 10-K
period 1999-12-31
SAGENT TECHNOLOGY INC
filed 2000-03-16
CIK 1058425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 333-71369

SAGENT TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3225290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 W. El Camino Real, Suite 300
Mountain View, CA    94040
(Address of principal executive offices including zip code)

(650) 815-3100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 29, 2000 based on the closing sales price of the Company's Common Stock, as reported on The NASDAQ Stock Market, was approximately $5,229,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2000, Registrant had 29,985,111 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive in the Proxy statement for the Annual Meeting of Stockholders.

SAGENT TECHNOLOGY, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Liquidity and Capital Resources

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

PART I

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT.

ITEM 1. BUSINESS

     Sagent Technology is a provider of Real-time eBusiness Intelligence Solutions that enable enterprises to win, retain, and grow new customers and improve operational effectiveness. We develop, market, and support products and services that help businesses collect, analyze, understand, and act on customer and operational information in real-time. Sagent's products and services provide a way for an organization's employees, customers, and partners to use the World Wide Web to examine the internal data they already have and to supplement that data with external, value-added information such as demographic, geographic, or other content. We refer to our products as "Real-time eBusiness Intelligence" solutions because they enable organizations to rapidly make more informed, intelligent decisions and to spread that ability across the enterprise.

BACKGROUND

     Today, information about an organization's customers, products and operations is one of its most important strategic assets. In particular, as organizations have begun to pursue more complex operational strategies, their need for timely information has increased. In addition, as businesses continue to streamline their organizational structures to improve time to market and responsiveness to rapidly changing market conditions, decision making authority is expected to become more distributed, thus heightening the need for broader dissemination of information throughout the enterprise. Most recently, the rapid adoption of the Internet and the Web has given organizations the ability to share information internally and externally on a cost-effective basis and has dramatically increased the number of people who can receive and access information.

     To be successful in the Internet age, companies must use the World Wide Web to grow their top-line revenue-identifying, winning, and keeping successful customers-and to manage their bottom-line organizational performance-monitoring operational and financial data to track the "health" of their enterprise. Increased competition places a premium on finding and retaining customers, while reduced margins and shortened business cycles make it crucial to control costs and streamline operations. Organizations need to put all of their information assets to work to attract and retain customers, while at the same time increasing operational efficiencies.

     The Internet offers new ways of identifying, qualifying and selling to customers while they are at a company's web site, call center, or store location. Many businesses use data about customers' prior buying habits to target marketing activities and create compelling offers for new products or services. But this historical data only delivers part of the picture. Integrating the data businesses collect during each customer interaction with value-added external information-such as demographic, firmographic, and geographic content-provides a clearer picture of who a company's customers are and what they really need. This enables companies to improve customer relationships and identify new opportunities for selling, cross-selling, and up-selling.

     In addition to gaining a better understanding of customers, today's companies also require a clear picture of their own operations in order to succeed in the competitive environment of eBusiness. Enterprises need to understand exactly what is happening within their organization and use that knowledge to rapidly reshape and transform the way they run their business. Companies that cannot respond to changing market conditions will be quickly surpassed by their more nimble competitors.

     To improve the timeliness and quality of critical business decisions, companies must give front-line managers the ability to rapidly develop, track, and respond to key business metrics. Empowering employees to make better operational decisions requires an information supply chain that delivers a thorough understanding of business processes. Unfortunately, the critical business information companies need to facilitate strategic decision-making is often locked up in multiple, disparate applications, databases, and legacy systems.

SAGENT'S PRODUCTS

     Sagent provides Real-time eBusiness Intelligence solutions to help companies maximize revenue, reduce costs, and streamline business processes. These solutions include:

  A suite of integrated software products that provide a platform for collecting, organizing, and manipulating information from a variety of sources

  Software tools that enhance enterprise data by dynamically integrating it with demographic information, geographic data, and other value-added content

  Web-based services that allow customers to access our data enhancement tools over the internet, enabling them to improve the quality and consistency of their internal data and to supplement this data with value- added content

  Consulting services to help customers rapidly and effectively install, configure, and deploy Sagent's software and services

SOFTWARE PRODUCTS

     Our main product, the Sagent Solution, gathers data from a variety of sources, such as relational databases, mainframe databases, and the Internet, and organizes that data into a common structure or repository known as a data mart. A data mart is used to more efficiently manage a subset of corporate data focused on the needs of a specific group of users. Once data is organized into our data mart, the Sagent Solution product suite allows organizations to more efficiently analyze the data and provides access to the information through personal computers, reports, and, importantly, through Web browsers over the Internet. We also provide design, systems engineering and education services to facilitate successful customer implementations.

     The Sagent Solution includes a number of components:

  Sagent Server-a high-performance application server for data extraction and transformation, data and metadata repository storage, data movement and caching.

  Sagent Admin-a tool that enables system administrators to control a distributed network of data stores from a single location. Sagent Admin provides a single, integrated view of all system components.

  Sagent Design Studio-a graphical environment for administrators to develop Data Flow plans, data staging and storage, metadata creation and online analysis. Developers use this component to define their data extraction, transformation and movement requirements, while power users utilize it to perform ad hoc queries, online analysis and reporting.

  Sagent Information Studio-a graphical interface for easily accessing and sharing information. This client-side component enables users to build powerful data requests, store result sets for easy reuse and collaborate with other users.

  Sagent Analysis-an Information Studio plug-in for analyzing Sagent data, including cross-tabulation, slicing, drilling, charting and manipulation of information from relational data sources.

  Sagent Reports-an enterprise-level reporting tool that enables users to rapidly create, publish and view graphically rich reports and forms.

  Sagent WebLink-a Web interface that provides access to Sagent components through popular browsers. Sagent WebLink enables users to run data requests and view result sets quickly and easily from their browser- equipped desktop.

     Customers purchase the Sagent Solution product suite for three primary reasons. First, it combines in one integrated product key functions that a customer requires, such as extracting information from multiple data sources and providing end-users with the capability to analyze information and publish reports. This saves time and money otherwise spent combining many different products from many different vendors. Second, the Sagent Solution product suite can handle a very large number of users and a very large amount of data. This allows our product suite to scale to the increasing numbers of employees or customers who need access to information from inside organizations or through the Internet. Third, the Sagent product suite is designed for the Internet. Sagent has invested significant resources in technology to rapidly distribute information over the Web.

     Through our December, 1999 acquisition of Qualitative Marketing Software, Inc (QMS), Sagent also provides tools and services for data quality, enhancement and profiling. These products enable our customers to supplement the data they already have with value-added external information-such as demographic, firmographic, and geographic content. This enables a number of important applications for marketing, customer service, and customer relationship management, including:

  Data Enhancement-drawing from Census demographics and national consumer and business data, records are appended with neighborhood, household, and business information.

  Spatial Enhancement and Analysis-using precise geographic information, records are appended with address-level latitude and longitude coordinates.

  Address Standardization, Correction and Verification-records are checked against the official Postal Service deliverable address database. Incorrect address elements are corrected and records are appended with ZIP+4, carrier route, delivery point bar code data, line-of-travel codes and more.

  Householding and Record Consolidation-batch processing technology is used to consolidate data from diverse sources and combine records of people living under the same roof into a single record.

  Move Updating-our technology matches customer and prospect databases against approximately 16 million individuals and businesses in the USPS FASTforward database that have changed addresses during the past six months. When a match is found, that record is updated automatically.

SERVICES

     To complement its product offering, Sagent also offers professional consulting and educational services to help customers achieve fast and full value from their implementation of the Sagent Solution. Sagent Professional Services, or SPS, provides a wealth of product and industry experience-from project definition and application development to deployment, training, and ongoing support.

MARKETING AND CUSTOMERS

     Sagent currently has more than 1,000 customers around the world and across such diverse industries as e-commerce, financial services, healthcare, insurance, and telecommunications. These include such market leaders as Sony Online Entertainment, MapQuest.com, GE Capital, Outpost.com, Ticketmaster, Kemper National Insurance, Royal & SunAlliance, United Healthcare and AT&T. Sagent has several strategic relationships, including ADP, Advent, CommerceOne, Compaq, EDS, IBM, Microsoft, Siebel and USinternetworking.

     Sagent is focused on building market awareness and acceptance of Sagent and its products as well as on developing strategic partnerships. Sagent's marketing strategy includes several components: image and awareness building, direct marketing to both prospective and existing customers, a strong Web presence, and marketing activities with key local and global partners. Sagent's corporate marketing strategy includes extensive public relations activities, corporate advertising, presentations at conferences and trade shows, and working with key analysts and other market influencers. Sagent's direct marketing activities include participation in selected trade shows and conferences, targeted advertising, direct mail efforts to existing and prospective customers, and local, regional and Web-based seminars. Sagent's corporate Web site is also used to generate leads for follow-up by Sagent's sales organization. Sagent's partner and channel marketing activities help to recruit, train, support and conduct cooperative marketing with technology partners, resellers and VARs. These programs help to foster strong relationships between Sagent and its partners. The marketing organization also provides a wide-range of programs, materials and events to support the sales organization in its efforts.

     The sales and marketing staff is based at Sagent's corporate headquarters in Mountain View, California. Sagent also has field sales offices in 29 locations around the United States.

PRODUCT DEVELOPMENT

     Sagent intends to continue making substantial investments in research and development and related activities to maintain and enhance the company's product lines. Product development is based upon a consolidation of the requirements from existing customers, technical support and engineering. The development group infrastructure provides documentation, quality assurance and delivery and support capabilities (as well as product design and implementation) for Sagent's products.

     Continued integration of the Sagent Solution platform products with the tools and services acquired from QMS will be a major development focus in 2000. There can be no assurance that Sagent will be able to complete these engineering activities in a timely or successfully manner, and the failure to do so could have a material adverse effect upon Sagent's business, operating results and financial condition.

COMPETITION

     Sagent operates in an intensely competitive, highly fragmented, and rapidly changing market. Sagent's current and potential competitors offer a variety of software solutions and generally fall within five categories:

  vendors of packaged analytic applications such as Broadbase, e.Piphany, and Hyperion vendors of business intelligence software such as Cognos, Business Objects, Brio, MicroStrategy, and Hummingbird;

  vendors of data warehousing/data mart infrastructure environments such as Informatica, Ardent, and Acta;

  database vendors that offer products which operate specifically with their proprietary database, such as Oracle, IBM, and Informix;

  data providers and distributors such as Axciom and HotData

     The variety of current and potential competitors, and the emerging nature of the market makes Sagent's competitive position uncertain. Sagent has experienced and expects to continue experiencing increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than Sagent. Such competitors may be able to devote greater resources to the development, promotion and sales of their products than Sagent, or to respond more quickly to changes in customer requirements and/or evolving technology. Sagent anticipates additional competition as other vendors enter the market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which could materially and adversely affect Sagent's business, operating results and financial condition.

     Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of Sagent's prospective customers. Sagent's current or future indirect channel partners may establish cooperative relationships with current or potential competitors of Sagent, thereby limiting Sagent's ability to sell its products through particular distribution channels. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect Sagent's ability to obtain new licenses, and maintenance and support renewals for existing licenses, on terms favorable to Sagent. Further, competitive pressures may require Sagent to reduce the price of its products, which could have a material adverse effect on Sagent's business, operating results and financial condition. There can be no assurance that Sagent will be able to compete successfully against current and future competitors, and the failure to do so could have a material adverse effect upon Sagent's business, operating results and financial condition.

     Sagent competes on the basis of the following factors:

  product features;

  product quality;

  product performance;

  analytical capabilities;

  access to external information;

  user scalability;

  data volume scalability;

  ease of use;

  customer support;

  implementation services, and

  price.

     Sagent believes it presently competes favorably with respect to each of these factors. However, Sagent's market is still evolving and there can be no assurance that Sagent will be able to compete successfully against current and future competitors, and the failure to do so successfully could have a material adverse effect on Sagent's business, operating results and financial condition.

INTELLECTUAL PROPERTY

     Sagent currently relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. Sagent also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position.

     Sagent seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. There can be no assurance that Sagent's patent application will result in the issuance of a patent, or if issued, will not be invalidated, circumvented or challenged, or that the rights granted thereunder, if any, will provide competitive advantages to Sagent or that any of Sagent's future patent applications, if any, will be issued with the scope of the claims sought by Sagent, if at all.

     There can be no assurance that others will not develop technologies that are similar or superior to Sagent's technology or design around any patent that may come to be owned by Sagent. Despite Sagent's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Sagent's products or to obtain and use information that Sagent regards as proprietary. Policing unauthorized use of Sagent's products is difficult, and while Sagent is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect Sagent's proprietary rights as fully as do the laws of the United States. There can be no assurance that Sagent's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology.

     Sagent has entered into source code escrow agreements with a number of customers and indirect channel partners requiring release of source code. Such agreements provide that the contracting party will have a limited, non- exclusive right to use the code subject to the agreement in the event that:

  there is a bankruptcy proceeding by or against Sagent;

  if Sagent ceases to do business; or

  in some cases, if Sagent fails to meet its contractual obligations.

     Sagent expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in Sagent's industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could:

  be time consuming to defend;

  result in costly litigation;

  divert management's attention and resources;

  cause product shipment delays; or

  require Sagent to enter into royalty or licensing agreements.

     Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of product infringement against Sagent and its failure or inability to license the infringed or similar technology, Sagent's business, operating results and financial condition could be materially adversely affected.

     Finally, in the future Sagent may rely upon software that it may license from third parties, including software that may be integrated with Sagent's internally developed software and used in Sagent's products to perform key functions. There can be no assurance that these third-party software licenses will be available on commercially reasonable terms. Sagent's inability to obtain or maintain any third party software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which could have a material adverse effect on Sagent's business, operating results and financial condition.

EMPLOYEES

     As of December 31, 1999, Sagent had 320 employees, including 129 in sales and marketing, 70 in services and support, 91 in research and development and 30 in general and administrative functions. Sagent believes its employee relations are good. Sagent's success depends to a significant degree upon the continued contributions of its key management, engineering, sales and marketing personnel, many of whom would be difficult to replace.

     Sagent believes its future success will also depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales and marketing and finance personnel. Competition for such personnel is intense, and there can be no assurance that Sagent will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future, or delays in either hiring required personnel, or the rate at which new people become productive, particularly sales personnel and engineers, could have a material adverse effect on Sagent's business, operating results and financial condition.

ITEM 2. PROPERTIES

    Sagent's principal offices currently occupy approximately 34,000 square feet in Mountain View, California pursuant to a lease which expires in October 2003. Sagent leases research facilities in Boulder Colorado and office space in Clearwater Florida and has 29 short-term executive suites leases in North America, including locations in:

    o California                             o New Jersey
    o Colorado                               o New York
    o Connecticut                            o Ohio
    o Florida                                o Ontario
    o Georgia                                o Pennsylvania
    o Illinois                               o Texas
    o Maryland                               o Virginia
    o Kansas                                 o Washington
    o Massachusetts                          o Wisconsin
    o Michigan

    Sagent believes that its facilities are adequate for the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate expansion of Sagent's operations.

ITEM 3. LEGAL PROCEEDINGS

     On March 22, 1999 Timeline, Inc. filed a complaint against Sagent in Federal District Court alleging that Sagent's DMS product suite infringes one or more of the claims of a Timeline patent. Sagent filed its original answer to the Complaint and asserting, among other things, that the Timeline patent was invalid and unenforceable. Sagent is presently rigorously defending the suit. The Lawsuit has been set for trial on July 10, 2000.

     On December 23, 1999, QMS and Sagent were served with a demand for arbitration prepared by the Corum Group Ltd. ("Corum"). The arbitration demand was filed with the American Arbitration Association in Seattle, and has been assigned the file number 75 181 004485 99. In its demand, Corum claims that QMS breached an agreement to convey to Corum a certain percentage of the consideration received by QMS as a result of its acquisition by Sagent. QMS had terminated the contract in question, which had involved the provision of strategic counseling services by Corum to QMS, in 1998. The arbitration demand does not specify any damages figure; however, shortly before the arbitration demand was served, Corum presented QMS with an invoice for 99,718 shares of Sagent stock. No date has been set for the arbitration. Sagent is currently investigating the allegations of the arbitration demand.

     From time to time, Sagent may be involved in litigation relating to claims arising out of its ordinary course of business. Sagent provides for costs relating to these matters when a loss is probably and the amount is reasonably estimable. Appropriate reserves have been established for such claims. Sagent believes that, inlcuding the matters described above, there are no claims or actions pending or threatened against Sagent, the ultimate disposition of which would have a material impact on Sagent's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of security holders during the fourth quarter of fiscal 1999.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our Common Stock is traded on the National Market of The Nasdaq Stock Market under the symbol "SGNT." The following table lists the high and low closing sales prices of our Common Stock for the periods indicated.

                                                        High       Low
                                                      --------- ---------
Year Ended December 31, 1999:
  Fourth Quarter.....................................   $29.94     $7.88
  Third Quarter......................................   $13.50     $8.31
  Second Quarter.....................................   $15.56     $6.38

     At February 29, 2000, there were approximately 329 stockholders of record of our Common Stock, as shown in the records of our transfer agent.

     We have never declared or paid cash dividends on our Common Stock. We expect to retain future earnings, if any, for use in the operation of our business and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, Sagent's Consolidated Financial Statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this From 10-K.

                                            Year Ended December 31,
                             --------- ----------------------------------------
                               1999      1998       1997      1996      1995
                             --------- --------- ---------- --------- ---------
                                      (in thousands, except per share data)
Net revenues................  $48,001   $25,001    $12,322    $2,917    $1,438
Net income (loss)........... ($12,092) ($15,056)   ($7,188)  ($6,854)      $84
Net income (loss) per
common share:
  Basic.....................   ($0.54)   ($2.50)    ($1.46)   ($1.89)    $0.04
  Diluted...................   ($0.55)   ($2.60)    ($1.43)   ($1.89)    $0.04
Total assets................  $66,704   $18,617    $11,586    $7,577      $532
Long-term obligations.......   $1,491    $4,062     $5,363    $2,782      $224
Retained earnings
  (accumulated deficit)..... ($43,237) ($31,145)  ($16,089)  ($8,901)      $93

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF SAGENT TECHNOLOGY, INC., WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS," "BUSINESS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

The information required by this item is set forth in the section of Management's Discussion and Analysis of Financial Condition and Results of Operations Captioned "Disclosures about Market Rate Risk."

All statements, trend analysis and other information contained in the following discussion relative to markets for Sagent's products and trends in revenues, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and Sagent's actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" as well as other risks and uncertainties referenced in this prospectus.

OVERVIEW

     Sagent Technology is a provider of Real-time eBusiness Intelligence Solutions that enable enterprises to win, retain, and grow new customers and improve operational effectiveness. Sagent develops, markets, and supports products and services that help businesses collect, analyze, understand, and act on customer and operational information in real-time. Sagent's products and services provide a way for an organization's employees, customers, and partners to use the World Wide Web to examine the internal data they already have and to supplement that data with external, value-added information such as demographic, geographic, or other content. We refer to our products as "Real-time eBusiness Intelligence" solutions because they enable organizations to use our software and services to rapidly make more informed, intelligent decisions and to spread that ability across the enterprise. Sagent was incorporated in April 1995, and began selling the first products during the fourth quarter of 1996.

Business Combinations

     Sagent has made a number of acquisitions. On December 11, 1999, we completed our merger with Qualitative Marketing Services, Inc. (QMS), a company that delivers real-time value added customer information and marketing services on the web. In connection with this transaction Sagent issued approximately 2.5 million shares of common stock to acquire all outstanding stock of QMS and assumed all options to purchase QMS stock. The transaction was accounted for as a pooling of interests and all of Sagent's historical financial statements have been restated to reflect the acquisition. QMS was formed and incorporated in 1994.

    During 1999 and 1998 Sagent acquired a number of companies which were accounted for as a purchase transactions, including:

  On November 30, 1999, Sagent acquired Sagent Technology GmbH, its distributor in Germany. Under the terms of the agreement, Sagent acquired all of the outstanding stock of Sagent Technology GmbH for $2.5 million.

  On November 30, 1999, Sagent acquired Sagent France S.A., its distributor in France. Under the terms of the agreement, Sagent acquired all of the outstanding stock of Sagent France S.A. in exchange for 20 thousand shares of Sagent common stock valued at $ .4 million.

  On June 11, 1999, Sagent acquired Sagent U.K., Ltd., its distributor in the United Kingdom. Under the terms of the agreement, Sagent acquired all outstanding stock of Sagent, U.K., Ltd., for cash, assumed liabilities and stock valued at $3.0 million.

  In February 1998, Sagent acquired Talus, Inc., a consulting service provider. Under the terms of the agreement, Sagent acquired all outstanding stock of Talus, Inc., for cash and stock valued at $3.5 million.

  On July 1, 1997, QMS acquired Smarter Software, Inc., a software development company based in Texas. Under the terms of the agreement, QMS acquired all outstanding stock of Smarter Software, Inc., for approximately $.7 million and the assumption of certain liabilities.

     Sagent's consolidated revenues increased to $48.0 million, $25.0 million and $12.3 million in 1999, 1998, and 1997, respectively. Sagent had consolidated net losses of $12.1 million, $15.1 million and $7.2 million in 1999, 1998 and 1997, respectively, and total stockholders' equity and accumulated deficit of $43.4 and $43.2 million, respectively as of December 31, 1999. Although revenues have grown significantly during these periods, there can be no assurance that such growth will continue, nor that Sagent can achieve or sustain profitability in the future.

     Sagent sells its software products directly to end user customers through our direct sales force and through indirect channel partners such as enterprise application vendors, resellers and distributors. Enterprise application vendors generally integrate our products with their applications and will embed them into their products or resell them with their products. Our other indirect channel partners, principally resellers and distributors, sell our software products to end user customers. Sagent's revenues are derived primarily from license fees for software products and to a lesser extent, fees for services relating to the software products, including consulting, training, software and data updates, technical support and real time marketing services on the web.

     License revenues from product sales directly to end user customers are recognized upon shipment of the product, after execution of a license agreement or a definitive purchase order, provided no significant vendor obligation exists, the fee is fixed and determinable, and collection is deemed probable. If an acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of that period. Generally, Sagent recognizes license revenues from enterprise application vendors based on sell-through of Sagent's products. However, if the contract stipulates an advance, non-refundable royalty payment, revenue is recognized upon execution of the contract.

     Service revenues from consulting and training are recognized as the services are provided. Service revenues from maintenance and data updates are recognized on a straight-line basis over the term of the related agreement, which are typically one to three years. Service revenues are charged separately from licenses.

     Statement of Position, 97-2, "Software Revenue Recognition" (SOP 97-2) was issued in 1997 by the American Institute of Certified Public Accountants (AICPA) and amended by Statements of Position 98-4 and 98-9. Sagent adopted SOP 97-2 effective January 1, 1998. Based on our reading and interpretation of SOPs 97-2, 98-4 and 98-9, we believe our current revenue recognition policies and practices are materially consistent with SOPs 97-2, 98-4, and 98-9.

     Sagent sells its products outside of the United States through its subsidiaries located in the United Kingdom, France, Germany, Japan, and through our distributors in Benelux, Spain, and South Africa. Revenues from licenses and services to customers outside the United States represented approximately $5.9 million, and $1.4 million, in 1999 and 1998, respectively. Revenues outside of the United States were not significant in 1997.

     Historically, as a result of the comparatively lower international sales activities and the absence of significant exchange rate fluctuation, Sagent's business, financial condition and operating results have not been materially affected by exchange rates.

     Sagent has agreements with its distributors in Spain, Benelux, and the Pacific Rim under which the Sagent has an option to acquire such distributors. Any such acquisition may have the effect of diluting existing stockholders, reducing Sagent's available cash for working capital and other purposes, requiring substantial management attention, or increasing operating, amortization and integration expenses.

     In December 1999, Sagent entered into joint venture and distributor agreements with eGlobal Technology Services Pte. Ltd, a Singapore holding company. Under the terms of the joint venture agreement, Sagent and eGlobal agreed to form distributors in eight Pacific Rim countries. eGlobal and Sagent, agreed to equity funding obligations totaling $4 million and $1 million, respectively in exchange for which eGlobal and Sagent will receive ownership interests of 80.01% and 19.99%, respectively in each of the distributors. Revenues from licenses and services sold to eGlobal during 1999 were $1 million.

RESULTS OF OPERATIONS FISCAL YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

                                                     Years Ended December 31,
                                                 --------------------------------
                                                   1999       1998        1997
                                                 ---------  ---------  ----------
Revenues:
  Licenses......................................     71.1%     62.4%      69.9%
  Services......................................     28.9       37.6        30.1
                                                 ---------  ---------  ----------
     Total revenues.............................    100.0      100.0       100.0
                                                 ---------  ---------  ----------
Cost of revenues:
  Licenses......................................      5.9        2.4         1.6
  Services......................................     15.2       27.5         8.4
  Amortization of abandoned development
    projects....................................      3.3         --         --
                                                 ---------  ---------  ----------
     Total cost of revenues.....................     24.5       29.8        10.0
                                                 ---------  ---------  ----------
Gross profit....................................     75.5       70.2        90.0
                                                 ---------  ---------  ----------
Operating expenses:
  Sales and marketing...........................     56.0       63.7        54.6
  Research and development......................     26.0       33.7        40.3
  General and administrative....................     10.6       22.9        52.0
  Merger and integration charges................      9.7         --         --
  Acquired in-process research
    and development.............................       --        9.7         --
                                                 ---------  ---------  ----------
     Total operating expenses...................    102.3      130.0       146.9
                                                 ---------  ---------  ----------
Loss from operations............................    (26.7)     (59.8)      (56.9)
Other income (expense), net.....................      2.1       (1.1)       (0.3)
                                                 ---------  ---------  ----------
Loss before income taxes........................    (24.6)     (60.9)      (57.2)
Income tax expense (benefit)....................      0.5       (0.7)        1.1
                                                 ---------  ---------  ----------
Net loss........................................    (25.2)%    (60.2)%     (58.3)%
                                                 =========  =========  ==========

REVENUES

     Sagent's total revenues increased to $48.0 million, $25.0 million and $12.3 million in 1999, 1998 and 1997, respectively, representing increases of $23.0 million or 92% from 1998 to 1999 and $12.7 million or 103% from 1997 to 1998. Sagent had no customer that accounted for more than 10% of its revenues in 1999, 1998, or 1997.

     License revenues increased to $34.1, $15.6 million and $8.6 million in 1999, 1998 and 1997, respectively, representing increases of $18.5 million or 119% from 1998 to 1999 and $7.0 million or 81% from 1997 to 1998. These increases were primarily due to increased acceptance of the Sagent Solution, expansion in the domestic and international direct sales organization and expansion in the reseller channels resulting in increases in the number of licenses sold and average transaction size. Sagent anticipates that license revenues, which have represented a significant portion of Sagent's total revenues, will continue to represent the substantial majority of its revenues for the foreseeable future.

     Service revenues were $13.9 million, $9.4 million and $3.7 million in 1999, 1998 and 1997, respectively, representing increases of $4.5 million or 48% from 1998 to 1999 and $5.7 million or 154% from 1997 to 1998. These increases were due to increases in all components of service revenues - consulting, training and maintenance related to the increase in the number of licenses sold and the increased average transaction size. Training and consulting services relating to the acquisition of Talus further increased service revenues from 1997 to 1998 and 1998 to 1999.

COST OF REVENUES

     Cost of revenues from license sales consists primarily of royalties, product packaging, shipping, media and documentation. Cost of revenues from license sales was $2.8 million, $.6 million and $.2 million in 1999, 1998 and 1997, respectively, representing 8.2%, 3.8% and 2.3% of license revenue in the respective periods. The absolute dollar increases were primarily due to increased license revenue. The percentage increases resulted from increased costs for royalties and documentation.

     Cost of services consists primarily of costs associated with personnel, and third parties performing these services and fees to data providers for data updates. Cost of service revenues was $7.3 million, $6.9 million, and $1.0 million in 1999, 1998 and 1997, respectively, representing 52.6%, 73.2%, and 28.1% of services revenue in the respective periods. The absolute dollar increases were primarily due to increases in technical support staff and consultants added in 1998 as a result of the Talus acquisition. The percentage decrease from 1998 to 1999 was due to improved utilization of consulting personnel and a reduced reliance on outside consultants to provide consulting and training services after the acquisition of Talus. The percentage increase from 1997 to 1998 was due to the increased infrastructure costs associated with supporting the Talus professional consultants. Sagent expects these costs will continue to grow in absolute dollars for the foreseeable future.

    Amortization related to abandoned development projects. During 1999, QMS abandoned certain product development projects as changes in technology and competitive factors eliminated their viability as successful products. Prior to 1999, certain software development costs related to these development projects had been capitalized. Upon abandonment of the development efforts, the carrying value of such development costs of $1.6 million was charged to cost of goods sold.

OPERATING EXPENSES

     Stock options granted below fair market value. During 1999 and 1998, employees of QMS were granted certain options at prices below fair value. Expenses of $2.8 million and $ .3 million related to the grant of these options were recognized during 1999 and 1998, respectively. Such expense was not significant during 1997. Such expense is included as operating expenses as follows:

                                         Year Ended December 31,
                                         ---------------------
                                            1999       1998
                                         ---------- ----------
  Sales and marketing................       $1,262        $84
  Research and development...........        1,260        162
  General and administrative.........          233         16
                                         ---------- ----------
                                            $2,755       $262
                                         ========== ==========

     Sales and marketing expenses consist primarily of compensation, travel, marketing programs, and facilities. Sales and marketing expenses were $26.9 million, $15.9 million and $6.7 million in 1999, 1998 and 1997, respectively, representing 56.0%, 63.7%, and 54.6% of total revenue in the respective periods. The absolute dollar increases in 1999 and 1998 reflect the hiring of additional personnel in connection with building the direct and reseller channels, and increased sales commissions associated with increasing revenues. In addition, 1998 amounts, reflect the creation of user conferences, expanded advertising campaigns and design of the Enterprise Intelligence seminar series. The percentage decrease from 1998 to 1999 was attributable to the increase in revenue in 1999 and a slower level of increasing sales resources in the QMS group from the prior year. The percentage increase from 1997 to 1998 reflects the building of the QMS sales organization. Sagent believes that as it continues to expand its direct sales and presales support organization, its third-party partnering relationships and its indirect channel sales organization on a worldwide basis, sales and marketing expenses will continue to increase in absolute dollars, although such expenses may vary as a percentage of total revenues.

     Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance, testing and facilities. Research and development expenses were $12.5 million, $8.4 million and $5.0 million in 1999, 1998 and 1997, respectively, representing 26.0%, 33.7% and 40.3% of total revenues in the respective periods. The dollar increase in 1999 was due to a significant investment in the form of additional personnel to develop localization enhancements of existing products for foreign countries and the development of other software products. The absolute dollar increase in 1998 was primarily due the hiring of additional developers and increased contractor costs related to the localization of Sagent's software for use in Japan. The percentage decreases result from increasing revenues. Sagent believes that significant investment for research and development is essential to the Company's future success and will continue to commit substantial resources to research and development in the future. Sagent anticipates that research and development expenditures will continue to increase in absolute dollars, although such expenses may vary as a percentage of total revenues.

     General and administrative expenses consist primarily of personnel costs for Sagent's finance, human resources, information systems and general management as well as legal and bad debt reserves. General and administrative expenses were $5.1 million, $5.7 million and $6.4 million for 1999, 1998 and 1997, respectively, representing 10.6%, 22.9% and 52.0% of total revenues in the respective periods. The absolute dollar decreases were primarily due to increased efficiencies and reduced reliance on third party professional fees. The percentage decreases were attributable to reduced costs combined with increased revenues. Sagent expects general and administrative expenses to rise in absolute dollars as it expands staffing to support operations, but to decrease as a percentage of total revenue.

MERGER RELATED CHARGES

     As a result of the business combination with QMS on December 11, 1999, accounted for as a pooling of interests, Sagent incurred merger-related costs of $4.6 million. These costs included transaction costs, write-off of duplicate equipment and other assets, and severance pay and outplacement for nine employees. As of December 31, 1999 there was a balance of $4.1 million remaining as accrued merger related costs.

ACQUIRED IN PROCESS TECHNOLOGY

     As a result of the business combination with Talus in February 1998, Sagent acquired certain in-process technology. This technology under development consisted of analytical software applications for high technology, manufacturing, food service and hospitality industries. After considering such factors as degree of completion, technological uncertainties, costs incurred, and projected costs to complete, Sagent expensed $2.4 million of in-process technology and allocated $517 of the purchase price to additional intangible assets, primarily non-compete agreements and the value of an assembled workforce.

TAXES

     At December 31, 1999, Sagent had available net operating loss carryforwards for federal and state income tax purposes of approximately $26.6 million and $14.3 million, respectively. These carryforwards expire from 2003 to 2019. In addition, Sagent has net operating losses for federal and state purposes of approximately $5.0 million and $3.4 million, respectively, the tax benefit of which will be credited to equity when realized. At December 31, 1999, Sagent also had available research and development credit carryforwards for federal and state income tax purposes of approximately $1.0 million and $417, respectively. These carryforwards expire from 2010 to indefinitely.

     For federal and state tax purposes, a portion of Sagent's net operating loss carryforwards may be subject to certain limitation on annual utilization due to changes in ownership, as defined by federal and state tax law.

     Due to the uncertainty surrounding the realization of the deferred tax asset in future tax returns, Sagent has placed a valuation allowance against its net deferred tax assets. The difference between the statutory rate of approximately 40.0% (34% federal and 6.0% state, net of federal benefits) and the tax benefit of zero recorded by Sagent is primarily due to Sagent's full valuation allowance against its net deferred tax assets.

LITIGATION

     On March 22, 1999 Timeline, Inc. filed a complaint against Sagent in Federal District Court alleging that Sagent's DMS product suite infringes one or more of the claims of a Timeline patent. Sagent filed its original answer to the Complaint and asserting, among other things, that the Timeline patent was invalid and unenforceable. Sagent is presently rigorously defending the suit. The Lawsuit has been set for trial on July 10, 2000.

     On December 23, 1999, QMS and Sagent were served with a demand for arbitration prepared by the Corum Group Ltd. ("Corum"). The arbitration demand was filed with the American Arbitration Association in Seattle, and has been assigned the file number 75 181 004485 99. In its demand, Corum claims that QMS breached an agreement to convey to Corum a certain percentage of the consideration received by QMS as a result of its acquisition by Sagent. QMS had terminated the contract in question, which had involved the provision of strategic counseling services by Corum to QMS, in 1998. The arbitration demand does not specify any damages figure; however, shortly before the arbitration demand was served, Corum presented QMS with an invoice for 99,718 shares of Sagent stock. No date has been set for the arbitration. Sagent is currently investigating the allegations of the arbitration demand.

     From time to time, Sagent may be involved in litigation relating to claims arising out of its ordinary course of business. Sagent provides for costs relating to these matters when a loss is probably and the amount is reasonably estimable. Appropriate reserves have been established for such claims. Sagent believes that, inlcuding the matters described above, there are no claims or actions pending or threatened against Sagent, the ultimate disposition of which would have a material impact on Sagent's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, Sagent had cash, cash equivalents and marketable securities totaling $38.2 million, a increase of $34.8 million from December 31, 1998. Since inception, Sagent has funded its operations primarily through private sales of equity securities, the use of equipment leases and a bank line of credit and the initial public offering of its common stock, not from cash generated by the business.

     Net cash used in operating activities was $7.6 million, $10.7 million and $5.2 million in 1999, 1998, and 1997, respectively. For such periods, net cash used in operating activities was primarily a result of funding ongoing operations, depreciation and a charge related to stock option compensation.

     Sagent's investing activities have primarily consisted of investments in and maturities of marketable securities, purchases and sales of property and equipment and acquisitions. Net cash used in investing activities was $25.4 million, $5.1 million, and $1.8 million in 1999, 1998 and 1997, respectively. Investing activities included $1.1 million associated with the acquisition of the distributor in the U.K in 1999. Investing activities included $2.7 million associated with the acquisition of Talus in 1998. Sagent will pay approximately $2.8 million in 2000 associated with the 1999 acquisition of its distributors in France and Germany and $1 million associated with a joint venture providing distributor services in the Pacific Rim. Sagent expects that such acquisitions will continue if and business conditions warrant in countries where Sagent has a presence.

     Sagent's financing activities have primarily included sales of stock and the use of equipment lease lines. During 1999, Sagent's net proceeds from the initial public offering of its stock totaled $46.3 million. In addition, proceeds from the exercise of stock options and warrants totaled $2.5 million, $.4 million and $.2 million in 1999, 1998 and 1997, respectively. Proceeds from the issuance of preferred stock totaled $10.4 million and $5.2 million in 1998 and 1997, respectively. During 1998 and 1997 capital leases financed the acquisition of property and equipment, primarily computer hardware and software, and leasehold improvements and furniture. Proceeds from such leases totaled $4.3 million and $1.2 million, in 1998 and 1997, respectively. Capital lease payments were $4.9 million, $.8 million, $.6 million in 1999, 1998 and 1997, respectively.

     During 1999, Sagent entered into a $4 million line of credit agreement with a bank collateralized by the assets of Sagent. The line consists of advances against eligible accounts receivable in an aggregate amount not to exceed the lesser of, the committed revolving line or the borrowing base, less any outstanding letters of credit. Advances against the revolving line bear interest at the bank's prime rate, 8.5% at December 31, 1999. As of December 31, 1999 there were no advances on the line of credit. The line expires in April 2000.

     Sagent believes that the net proceeds from the offering, together with existing sources of liquidity, will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next 12 months. Thereafter, Sagent may require additional funds to support its working capital requirements or for other purposes, and may seek, even before such time, to raise additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all, or that if available, such financing will be obtainable on terms acceptable to Sagent or that are not dilutive to its stockholders.

YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE INHERENTLY UNCERTAIN

     You should not rely on forward-looking statements in this form 10-K. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10- K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Form 10-K.

LIMITED OPERATING HISTORY , UNCERTAINTY OF FUTURE OPERATING RESULTS

     We commenced operations in June 1995 but we did not begin selling our first products until the fourth quarter of 1996, and a number of new products and new versions of existing products were subsequently introduced. As a result, we have experienced the risks and difficulties frequently encountered by early stage companies, particularly companies in new and rapidly evolving markets. We incurred net losses and losses from operations for the period ended December 31, 1995 and each of year ended thereafter. As of December 31, 1999, we had an accumulated deficit of approximately $43.2 million. Since inception, we have funded our business primarily from the sale of our stock and by borrowing funds, not from cash generated by our business We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses Although our revenues have grown in each year since formation, we cannot be certain that we will sustain or increase our revenues or improve our operating results in the future.

QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY

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

     Factors which may cause our future operating results to be below expectations and cause our stock price to fall include:

  The demand for and acceptance of Enterpise Intelligence solutions in general and our products, enhancements and services

  The maintenance and development of our strategic relationships with enterprise application vendors, resellers and distributors

  The introduction, timing and competitive pricing of our products and services and those of our competitors

  The size and timing of significant orders

  The expansion and rate of success of our direct sales force and indirect distribution channels both domestically and internationally

  The attraction and retention of key personnel, particularly in our sales, services and support groups

  The commercialization of our products incorporating advanced technologies

  The growth of the market for Enterprise Intelligence solutions

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

WE MAY LOSE EXISTING CUSTOMERS OR BE UNABLE TO ATTRACT NEW CUSTOMERS IF WE DO NOT DEVELOP NEW PRODUCTS

     If we are not able to maintain and improve our product line and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and achieve market acceptance, we may lose existing customers or be unable to attract new customers. We may not be successful in developing and marketing this new version, other product enhancements or new products that respond to technological advances by others on a timely or cost- effective basis, or that these products, if developed, will achieve market acceptance.

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

ENTERPRISE INTELLIGENCE SOFTWARE MARKETS MAY NOT GROW

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

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH SUCCESSFULLY OR SUSTAIN AND MANAGE GROWTH RATES WE HAVE EXPERIENCED IN THE PAST

     Our growth has placed, and our anticipated future growth will continue to place, a significant strain on our management systems and controls. If we cannot effectively establish and improve our processes we may not be able to manage our growth successfully or sustain and manage the growth rates we have experienced in the past.

     We have grown rapidly and will need to continue to grow in all areas of operation in order to execute our business strategy. Our total number of employees grew from 152 on December 31, 1998 to 320 on December 31, 1999, and we anticipate further significant increases in the number of employees. Sustaining our growth has placed significant demands on management as well as on our administrative, operational and financial resources and controls. In particular, we need to substantially upgrade our enterprise resource planning functions, including accounting, order entry and customer entry, which will become insufficient as we grow. We also will need to institute new systems such as human resource management and time and billing. See "Business -- Sales and Marketing."

WE INTEND TO EXPAND INTERNATIONAL OPERATIONS BUT WE MAY ENCOUNTER A NUMBER OF PROBLEMS IN DOING SO WHICH COULD LIMIT OUR FUTURE GROWTH

     We may not be able to successfully market, sell, deliver and support our products and services internationally. Our failure to manage our international operations effectively could limit the future growth of our business. International sales represented approximately 12.2% of our total revenue for the year ended December 31, 1999. We conduct our international sales through local subsidiaries in the United Kingdom, Germany, France, Japan and Canada and through distributor relationships in, Benelux, South Africa and eight Pacific Rim countries. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources to open additional international offices and hire international sales personnel. Localizing our products is difficult and may take longer than we anticipate due to difficulties in translation and delays we may experience in recruiting and training international staff. In addition, we currently have limited experience in developing local versions of our products, as well as marketing, selling and supporting our products and services overseas. See "Business -- Sales and Marketing."

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

  Reductions in demand for Enterprise Intelligence solutions

  Introduction of new products by competitors or pricing pressures

  Changes in our customers' budgets and purchasing priorities

  Diversion of resources and management's attention to other information technology issues

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

     In particular, it would be difficult for us to replace the services of Kenneth C. Gardner, our co-founder, President and Chief Executive Officer, John E. Zicker, our co-founder, Executive Vice President, Technology, and Chief Technology Officer, Vince De Gennaro, our Executive Vice President, Sales, Malcolm G.R. Hobbs, Vice President, Marketing, and W. Virginia Walker, our Executive Vice President, Finance and Administration and Chief Financial Officer. We do not maintain "key-person" life insurance policies covering any of our employees.

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

    We have no significant history of operations on a combined basis with QMS which we acquired in December 1999 in a stock exchange transaction. Accordingly, the historical financial statements and pro forma financial information presented in this From 10-k may not be indicative of the results that would have been obtained had the acquisition occurred prior to the commencement of the periods covered therein. We may not be successful in integrating the operations and personnel of QMS into our business, icorporating the QMS products and any other acquired technologies into our product lines, derive significant future sales from QMS products. We may also not be able to establish and maintain uniform standards, controls procedures and policies, or avoid the impairment of relationships with employees and customers as a result of changes in management. To the extent that we are unable to do these things, our business, financial condition and results of operations would be materially affected.

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

  Third parties' abilities to develop new enabling technologies in a timely manner

  The Internet's ability to handle increased activity

  The Internet's ability to operate as a fast, reliable and secure network

  Potential changes in government regulation

     Moreover, critical issues concerning the commercial use of the Internet, including data corruption, cost, ease of use, accessibility and quality of service, remain unresolved and may negatively affect commerce and communication on the Internet. These issues will need to be addressed in order for the market for our products and services to grow.

WE MAY NEED TO BRING INFRINGEMENT CLAIMS OR BE SUBJECTED TO INFRINGEMENT -- TIMELINE, INC. HAS FILED AN INFRINGEMENT SUIT AGAINST US

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

     If we become subject to litigation it could be costly and time consuming to defend and distract us from focusing on our business and operations.

     On March 22, 1999 Timeline, Inc. filed a complaint against Sagent in Federal District Court alleging that Sagent's DMS product suite infringes one or more of the claims of a Timeline patent. Sagent filed its original answer to the Complaint and asserting, among other things, that the Timeline patent was invalid and unenforceable. Sagent is presently rigorously defending the suit. The Lawsuit has been set for trial on July 10, 2000. See "Business - - Legal Proceedings."

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

IF WE DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGE OUR PRODUCT MAY BE RENDERED OBSOLETE AND OUR BUSINESS MAY FAIL

     Our industry is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements and emerging industry standards. In order to achieve broad customer acceptance, our products must be compatible with major software and e- commerce applications and operating systems. We must continually modify and enhance our products to keep pace with changes in these applications an systems. Internet selling system technology is complex and new products enhancements can require long development and testing periods. If our products were to be incompatible with a popular new systems or applications, our business would be significantly harmed. In addition, the development of entirely new technologies replacing existing software could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete.

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES WILL HAVE SIGNIFICANT CONTROL OVER US AND MAY APPROVE OR REJECT MATTERS CONTRARY TO YOUR VOTE

     Our executive officers and directors, together with their affiliates, beneficially own a significant percentage of our outstanding common stock following as of February 29, 2000. These stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or similar transactions even if other stockholders disagree.

WE HAVE ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY

     Provisions of our certificate of incorporation, bylaws, other agreements and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

OUR UNDESIGNATED PREFERRED STOCK MAY INHIBIT POTENTIAL ACQUISITION BIDS FOR US, CAUSE THE MARKET PRICE FOR SAGENT COMMON STOCK TO FALL AND DIMINISH THE VOTING RIGHTS OF THE HOLDERS OF OUR COMMON STOCK

     If our board of directors issues preferred stock potential acquirers may not make acquisition bids for us, our stock price may fall and the voting rights of existing stockholders may diminish as a result. Sagent's board of directors has the authority to issue up to 15,556,000 shares of preferred stock in one or more series. The board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. Sagent has no current plans to issue any shares of preferred stock.

WE HAVE BROAD DISCRETION HOW WE INVEST AND MAY NOT YIELD A FAVORABLE RETURN

     We intend to invest available funds for general corporate purposes, including working capital, capital expenditures and repayment of long-term indebtedness, and may use a portion to acquire other businesses, products or technologies. Our management may invest in ways with which the stockholders may not agree. Pending any such uses, we plan to continue to invest in investment-grade, interest-bearing securities. We cannot predict that such investments will yield a favorable return.

SHARES ELIGIBLE FOR FUTURE SALE COULD CAUSE OUR STOCK PRICE TO FALL

     If our stockholders sell substantial amounts of our common stock in the public, the market price of our common stock could fall. Such sales also might make it more difficult for Sagent to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 1999 we had 27.9 million shares of common stock outstanding.

WE DO NOT INTEND TO PAY DIVIDENDS AND YOU MAY NOT EXPERIENCE A RETURN ON INVESTMENT WITHOUT SELLING SHARES

     We have never declared or paid any cash dividends on our capital stock. Therefore, you will not experience a return on your investment in our common stock without selling your shares since we currently intend on retaining future earnings to fund our growth and do not expect to pay dividends in the foreseeable future. See "Dividend Policy."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in our Financial Statements and Notes thereto beginning at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

Certain information required by Part III is omitted from this report because Sagent will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders, and the information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning our executive officers as of December 31, 1999.

Name	Age	Positon
Kenneth C. Gardner	49	President, Chief Executive Officer and Director
John E. Zicke	43	Executive Vice President, Technology, Chief Technology Officer and Director
W. Virginia Walker	54	Executive Vice President, Finance and Administration, and Chief Financial Officer
Thomas M. Lounibos	43	Executive Vice President, Sales
Malcolm G.R. Hobbs	41	Vice President, Marketing
Shanda Bahles (a)(b)	44	Director
Richard W. Shapero(a)(b)	52	Director
Jeffrey T. Webber	47	Director
Klaus S. Luft	58	Director
Keith A. Maib	41	Director

    (a) Member of the Audit Committee.

    (b) Member of the Compensation Committee.

     Kenneth C. Gardner. Mr. Gardner has been President, Chief Executive Officer and a director since commencement of operations in June 1995. From March 1994 until March 1995, Mr. Gardner was Vice President of Products at Borland International, Inc., which has since changed its name to Inprise Corporation, an enterprise applications company. From February 1992 until March 1994, Mr. Gardner was President, Chief Executive Officer and a co- founder of ReportSmith, Inc., a database report applications company, which was purchased by Borland in 1994. Mr. Gardner is a director of ObjectSwitch Corp., Data Sage, Inc., CommerceOne Inc, and NetAcumen. Mr. Gardner received his B.S.C. degree in Finance from the University of Louisville.

     John E. Zicker. Mr. Zicker has been Executive Vice President, Technology, Chief Technology Officer and a director since Sagent's commencement of operations in June 1995. From March 1994 until May 1995, Mr. Zicker was Director of Client/Server Development at Borland International, Inc. From February 1992 until March 1994, Mr. Zicker was Vice President of Technology and a co-founder of ReportSmith, Inc. Mr. Zicker has 13 years experience in software development and image processing at NASA Ames Research Center, Lawrence Livermore Laboratories and the Stanford Linear Accelerator Center. Mr. Zicker received his B.S. degree in Electrical Engineering at the University of California at Davis and his M.S. degree in Electrical Engineering from the University of Wisconsin at Madison.

     W. Virginia Walker. Ms. Walker has been Executive Vice President, Finance and Administration, and Chief Financial Officer since January 1998. From June 1996 to January 1998, Ms. Walker pursued personal interests. From November 1995 until June 1996, Ms. Walker was Executive Vice President of Finance and Administration, Chief Financial Officer and Secretary of JTS Corporation, a publicly traded disk drive manufacturer. From May 1985 until September 1995, Ms. Walker worked at Scios Nova, Inc., a publicly traded biopharmaceutical company, where she held the positions of Vice President of Finance and Administration and Chief Financial Officer. Ms. Walker received her B.S. degree in Business Administration, Accounting from San Jose State University.

     Thomas M. Lounibos. Mr. Lounibos has been Executive Vice President, Sales and Marketing since January 1999. Mr. Lounibos was Sagent's Executive Vice President, Worldwide Sales, from October 1998 until January 1999 and was Sagent's Vice President, Sales from March 1996 until October 1998. From October 1995 until March 1996, Mr. Lounibos was Vice President of Sales for ParcPlace-DigiTalk Incorporated, an object-oriented programming tools company, and from November 1993 until October 1995 Mr. Lounibos was Vice President of Sales for DigiTalk, Incorporated, which was acquired by ParcPlace Incorporated. Prior to joining DigiTalk, Incorporated, Mr. Lounibos worked for Knowledgeware, Incorporated, a software company, where he served as Vice President of Sales--Western United States and Vice President of Marketing. Mr. Lounibos received his B.S. degree in Business Economics from the University of San Francisco. On March 6, 1999, Mr. Lounibos resigned.

     Malcolm G.R. Hobbs. Malcolm Hobbs has been Vice President, Marketing since April 1999. From July 1997 to April 1999, Mr. Hobbs was Vice President, Corporate Communications at Oracle Corporation. From 1993 to 1997 Mr. Hobbs held marketing and business development positions at Apple Computer, culminating in the position of Senior Director of Internet Marketing. From 1989 to 1992 Mr. Hobbs was Director of Product Management at Frame Technology. Prior to Frame Technology, Mr. Hobbs served in a variety of Product Marketing, Product Management, Marketing Communications and Business Development roles at Frame Technology, Interleaf, Inc. Ashton-Tate, and General Computer Corporation. Mr. Hobbs holds a B.A. from Occidental College in Diplomacy and World Affairs.

     Shanda Bahles. Ms. Bahles has been a director of Sagent since May 1995. Since May 1991, Ms. Bahles has been a General Partner of El Dorado Ventures, a venture capital firm. Ms. Bahles joined El Dorado Ventures as an associate in June 1987. From 1979 to 1985, Ms. Bahles held various engineering, marketing and management positions with Millennium Systems, Inc., a systems integration company, and Fortune Systems Corporation, a workstation manufacturer. Ms. Bahles is a director of Pilot Network Services, Inc., a publicly traded company, and Women.com Networks, Inc., Poet Holdings, Inc. and MS2, Inc., which are privately held companies. Ms. Bahles received her B.S.E.E. and M.B.A. degrees from Stanford University.

     Richard W. Shapero. Mr. Shapero has been a director of Sagent since May 1995. Since April 1993, Mr. Shapero has been a General Partner of Crosspoint Venture Partners, a venture capital firm. From January until June 1992, Mr. Shapero was Chief Operating Officer of Shiva Corporation, a networking company. Previously, he was a Vice President of Sun Microsystems, Inc., Senior Director of Marketing of AST Research, Inc. and held marketing and sales positions at Informatics General Corporation and UNIVAC's Communications Division. Mr. Shapero is a director of Covad Communications Group, Inc., a publicly traded company, and Digital Island, Inc., Diamond Lane Communications Corporation, NetBoost Corporation, Fabrik Communications, Inc., ObjectSwitch Corp., Jetstream Communications, Inc., AristaSoft Corporation and iBeam Broadcasting Corporation, which are privately held companies. Mr. Shapero received his B.A. degree in English from the University of California at Berkeley.

     Jeffrey T. Webber. Mr. Webber has been a director of Sagent since September 1995. Mr. Webber founded, and since January 1991 has served as President of, R.B. Webber & Company, Inc., a management consulting firm. From 1987 to January 1991, he was a partner of Edgar, Dunn & Company, a management consulting firm. Mr. Webber serves as a director of CommerceOne and Persistence Software, Inc., publicly traded companies, and, enCommerce, Inc. Spear Technologies, Inc., AvantGo, g Force Systems, Net Accumen, eGlyphs and Workwise Software, Inc., which are privately held companies. Mr. Webber received his B.A. degree in American Studies from Yale University.

     Klaus S. Luft. Mr. Luft is the founder and President of MATCH -- Market Access for Technology Services GmbH, a provider of sales and marketing services to high technology companies, since February 1994. Mr. Luft is also the founder, limited partner and President of ISAR-Vermogensverwaltung GbR mbH. Since August 1990, Mr. Luft has served as an International Advisor and Vice-Chairman of Goldman Sachs Europe Limited, an investment bank. From March 1986 to November 1989, Mr. Luft was Chief Executive Officer of Nixdorf Computer AG, a manufacturer of computer systems in Paderborn, Germany, where he also held various other executive positions in marketing, manufacturing and finance for more than 17 years. Mr. Luft is a director of Dell Computer Corporation, a publicly traded company. Mr. Luft received his German Arbitur in Bruchsal, Germany.

     Keith A. Maib. Mr. Maib is President, Chief Executive Officer and a Director of PennCorp Financial Group, a life insurance holding company. PennCorp is the parent company of Southwestern Life Insurance Company and Security Life and Trust Insurance Company. Mr. Maib joined PennCorp in July of 1998 to lead a turnaround and restructuring of the company, which is currently underway. He was previously Chief Financial Officer of Acordia, Inc., a property and casualty insurance broker, a partner at Coopers & Lybrand, the Chief Operating Officer of Borland, Inc., a software manufacturer and a partner at Price Waterhouse. Keith graduated in 1981 from the University of Kansas with a B.S. in Accounting.

BOARD OF DIRECTORS AND COMMITTEES

     Sagent's board of directors consists of seven directors divided into three classes with each class serving for a term of three years. At each annual meeting of stockholders, directors will be elected by the holders of the common stock to succeed those directors whose terms are expiring. Mr. Shapero and Ms. Bahles terms expire in 2000. Mr. Webber's term expires in 2001. Messrs. Gardner and Zicker terms expire in 2002. Mr. Maib's term expires in 2003.

     The board of directors has a compensation committee and an audit committee. The compensation committee, which is comprised of Ms. Bahles and Mr. Shapero, administers the amended 1995 stock option plan, the 1998 stock option plan and the 1999 employee stock purchase plan and all matters concerning executive compensation. The audit committee, which is comprised of Ms. Bahles and Mr. Shapero, approves Sagent's independent auditors, reviews the results and scope of annual audits and other accounting related services, and evaluates Sagent's internal audit and control functions. Each of these committees was established in February 1997.

DIRECTOR COMPENSATION

     Sagent does not pay any compensation to directors for serving in that capacity. It does reimburse directors for expenses incurred in attending board meetings. The board has the discretion to grant options to non-employee directors pursuant to the director option plan. See " -- 1999 Director Option Plan."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The compensation committee is currently comprised of Ms. Bahles and Mr. Shapero. Neither of these individuals has at any time been an officer or employee of Sagent. Prior to formation of the compensation committee, all decisions regarding executive compensation were made by the full board of directors. No interlocking relationship exists between Sagent's board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

LIMITATION ON LIABILITY AND INDEMNIFICATION MATTERS

     Sagent's certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation shall not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for:

  Any breach of the director's duty of loyalty to Sagent or its stockholders

  Acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law

  Unlawful payments of dividends or unlawful stock repurchases, redemptions or other distributions

  Any transaction from which the director derived an improper personal benefit

     These provisions are permitted under Delaware law.

     Sagent's bylaws provide that Sagent shall indemnify its directors and executive officers and may indemnify its other officers and employees and agents and other agents to the fullest extent permitted by law. Sagent believes that indemnification under its bylaws covers at least negligence and gross negligence on the part of indemnified parties. Sagent's bylaws also permit Sagent to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the bylaws would permit indemnification.

     Sagent has entered into agreements to indemnify its directors and officers, in addition to indemnification provided for in Sagent's bylaws. These agreements, among other things, indemnify Sagent's directors and officers for certain expenses, including attorneys' fees, judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of Sagent, arising out of such person's services as a director or officer of Sagent, any subsidiary of Sagent or any other company or enterprise to which the person provides services at the request of Sagent. In addition, Sagent has obtained directors' and officers' insurance providing indemnification for certain of Sagent's directors, officers and employees for certain liabilities. Sagent believes that these provisions, agreements and insurance are necessary to attract and retain qualified directors and officers.

     At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of Sagent where indemnification will be required or permitted. Sagent is not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the 2000 Proxy Statement.

PART IV

ITEM 14. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

SAGENT TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following are filed as a part of this Annual Report and included in Item 8:

(a)1. FINANCIAL STATEMENTS

Report of Independent Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)2. FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountant

Schedule II--Valuation and Qualifying Accounts

(a)3. EXHIBITS

     On a Form 8-k dated November 30, 1999, filed on December 15, 1999 and amended on February 11, 2000, Sagent disclosed it's acquisitions of Sagent Technology, GmbH and Sagent France S.A.

     On a Form 8-k dated December 11, 1999, filed on December 22, 1999 and amended on February 28, 2000, Sagent disclosed it's acquisition Qualitative Marketing Services, Inc.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Sagent Technology, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Sagent Technology, Inc. and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 10, 2000

SAGENT TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        As of December 31,
                                                      ---------------------
                                                         1999       1998
                                                      ---------- ----------
                           Assets
Current assets:
  Cash and cash equivalents.........................    $15,910     $3,383
  Marketable securities.............................     22,309         --
  Accounts receivable, net of allowance for
     doubtful accounts of $630 in 1999 and $508
     in 1998........................................     11,027      6,546
  Prepaid assets....................................      4,576      1,620
                                                      ---------- ----------
     Total current assets...........................     53,822     11,549
Property and equipment, net.........................      3,676      3,832
Goodwill and other intangible assets, net...........      7,895      2,543
Other assets........................................      1,311        693
                                                      ---------- ----------
     Total assets...................................    $66,704    $18,617
                                                      ========== ==========

               Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..................................     $1,151     $2,899
  Accrued liabilities...............................     10,034      4,667
  Accrued merger costs..............................      4,109         --
  Deferred revenue..................................      5,910      2,535
  Current portion of capital lease
     obligations....................................        635      2,155
                                                      ---------- ----------
     Total current liabilities......................     21,839     12,256
Deferred revenue....................................      1,140        319
Long-term portion of capital lease
   obligations......................................        351      3,743
                                                      ---------- ----------
     Total liabilities..............................     23,330     16,318
                                                      ---------- ----------
Commitments and contingencies (Note 5)

Stockholders' equity:
  Convertible preferred stock, par value $.001
     per share; Authorized: 15,556 shares in 1999
     and 1998; Issued and outstanding: none in
     1999 and 14,544 in 1998........................         --         15
  Common stock, par value $.001 per share;
     Authorized: 70,000 shares in 1999 and
     25,000 shares in 1998; Issued and
     outstanding: 27,896 shares in 1999
     and 6,200 shares in 1998.......................         28          6
  Additional paid-in capital........................     89,135     33,844
  Notes receivable from stockholders................     (2,625)      (522)
  Accumulated deficit...............................    (43,237)   (31,145)
  Accumulated translation adjustment................         73        101
                                                      ---------- ----------
     Total stockholders' equity.....................     43,374      2,299
                                                      ---------- ----------
     Total liabilities and stockholders'
       equity.......................................    $66,704    $18,617
                                                      ========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

SAGENT TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Year Ended December 31,
                                                 --------------------------------
                                                   1999       1998        1997
                                                 ---------  ---------  ----------
REVENUES:
  Licenses......................................  $34,130    $15,613      $8,619
  Services......................................   13,871      9,388       3,703
                                                 ---------  ---------  ----------
     Total revenues, net........................   48,001     25,001      12,322
                                                 ---------  ---------  ----------
COST OF REVENUES:
  Licenses......................................    2,834        588         194
  Services......................................    7,315      6,870       1,040
  Amortization of abandoned development
    projects....................................    1,600         --         --
                                                 ---------  ---------  ----------
     Total cost of revenues.....................   11,749      7,458       1,234
                                                 ---------  ---------  ----------
Gross profit....................................   36,252     17,543      11,088
                                                 ---------  ---------  ----------
OPERATING EXPENSES:
  Sales and marketing...........................   26,862     15,920       6,729
  Research and development......................   12,466      8,431       4,969
  General and administrative....................    5,111      5,723       6,406
  Merger and integration charges................    4,646         --         --
  Acquired in-process research
    and development.............................       --      2,425         --
                                                 ---------  ---------  ----------
     Total operating expenses...................   49,085     32,499      18,104
                                                 ---------  ---------  ----------
Loss from operations............................  (12,833)   (14,956)     (7,016)
Interest income (expense).......................    1,005       (290)       (233)
Other income (expense)..........................       (1)         8         198
                                                 ---------  ---------  ----------
Loss before income taxes........................  (11,829)   (15,238)     (7,051)
Income tax expense (benefit)....................      263       (182)        137
                                                 ---------  ---------  ----------
Net loss........................................ ($12,092)  ($15,056)    ($7,188)
                                                 =========  =========  ==========

Net loss per share:
  Basic.........................................   ($0.54)    ($2.50)     ($1.46)
                                                 =========  =========  ==========

  Diluted.......................................   ($0.55)    ($2.60)     ($1.43)
                                                 =========  =========  ==========

Number of shares used in calculation of net
  loss per share:
  Basic.........................................   22,221      6,026       4,935
  Diluted.......................................   21,868      5,797       4,935

The accompanying notes are an integral part of these consolidated financial statements.

SAGENT TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              Notes               Accumu-
                                                                             Receiv-               lated
                                                                              able               Transla-    Total
                                 Preferred Stock  Common Stock   Additional   from     Accumu-     tion     Stock-
                               ---------------- ----------------  Paid-in    Stock-     lated     Adjust-  holders'
                                Shares  Amount   Shares  Amount   Capital    holders   Deficit     ment     Equity
                               -------- ------- -------- ------- ---------- --------- ---------- --------- ---------
Balances, December 31, 1996...  10,738     $11    4,709      $4    $15,807     $ --     ($8,901)    $  --    $6,921
  Preferred stock issued, net.   1,652       1      --       --      5,181       --          --        --     5,182
  Stock warrants issued.......     --       --      --       --        123       --          --        --       123
  Stock options exercised.....     --       --      615       1         67       --          --        --        68
Net loss......................     --       --      --       --        --        --      (7,188)       --    (7,188)
                               -------- ------- -------- ------- ---------- --------- ---------- --------- ---------
Balances, December 31, 1997...  12,390      12    5,324       5     21,178       --     (16,089)       --     5,106

  Net loss....................     --       --      --       --        --        --     (15,056)       --   (15,056)
  Translation
    adjustment................     --       --      --       --        --        --          --       101       101
                               -------- ------- -------- ------- ---------- --------- ---------- --------- ---------
  Comprehensive income (loss).                                                                              (14,955)

  Preferred stock issued, net.   1,941       2      --       --     10,357       --          --        --    10,359
  Preferred stock issued
    related to acquisition....     259       1      --       --      1,400       --          --        --     1,401
  Preferred stock repurchased.     (46)     --      --       --       (118)      --          --        --      (118)
  Stock warrants issued.......     --       --      --       --        114       --          --        --       114
  Common stock options
    exercised.................     --       --      725       1        290       --          --        --       291
  Common stock repurchased....     --       --      (57)     --        (20)      --          --        --       (20)
  Common stock issued for
    notes receivable .........     --       --      180      --        522      (522)        --        --        --
  Exercise of stock purchase
    right.....................     --       --       28      --        121       --          --        --       121
                               -------- ------- -------- ------- ---------- --------- ---------- --------- ---------
Balances, December 31, 1998...  14,544      15    6,200       6     33,844      (522)   (31,145)      101     2,299

  Net loss....................     --       --      --       --        --        --     (12,092)       --   (12,092)
  Translation
    adjustment................     --       --      --       --        --        --          --       (28)      (28)
                               -------- ------- -------- ------- ---------- --------- ---------- --------- ---------
  Comprehensive income (loss).                                                                              (12,120)

  Common stock issued in
    connection with initial
    public offering........... (14,544)    (15)  20,248      21     46,348       --          --        --    46,354
  Common stock issued for
    notes receivable..........     --       --      --       --      2,284    (2,284)        --        --        --
  Repayment of notes
    receivable issued for
    common stock..............     --       --      --       --        --        315         --        --       315
  Interest on notes
    receivable issued for
    common stock..............     --       --      --       --        --       (134)        --        --      (134)
  Common stock options
    exercised.................     --       --      978       1      1,160       --          --        --     1,161
  Common stock issued
    related to employee
    stock purchase plan.......     --       --       68      --        521       --          --        --       521
  Common stock warrants
    exercised ................     --       --      236      --        786       --          --        --       786
  Common stock issued
    related to acquisitions...     --       --      166      --      1,437       --          --        --     1,437
  Common stock options
    issued below market
    value.....................     --       --      --       --      2,755       --          --        --     2,755
                               -------- ------- -------- ------- ---------- --------- ---------- --------- ---------
Balances, December 31, 1999...     --     $ --   27,896     $28    $89,135   ($2,625)  ($43,237)      $73   $43,374
                               ======== ======= ======== ======= ========== ========= ========== ========= =========

The accompanying notes are an integral part of these consolidated financial statements.

SAGENT TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                     Years Ended December 31,
                                                  -----------------------------
                                                    1999      1998      1997
                                                  --------- --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.......................................  ($12,092) ($15,056)  ($7,188)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization................     4,350     2,011     1,034
   Provision for doubtful accounts..............       122        58       450
   In-process research and development..........        --     2,425        --
   Stock option compensation....................     2,755       262       410
   Issuance of common stock warrants
     for services...............................        --       114        --
   Net change in operating assets and
     liabilities:
        Accounts receivable.....................    (4,603)   (3,549)   (2,585)
        Prepaid assets..........................    (2,956)     (825)       89
        Other assets............................    (7,056)   (1,011)       16
        Accounts payable........................    (1,748)    1,957       143
        Accrued liabilities.....................     5,367     2,498     1,629
        Accrued merger costs....................     4,109        --        --
        Deferred revenue........................     4,196       389     1,486
                                                  --------- --------- ---------
 Net cash used in operating activities..........    (7,556)  (10,727)   (4,516)
                                                  --------- --------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase marketable securities, net............   (22,309)       --        --
 Purchase of property and equipment.............    (2,904)   (1,233)   (1,172)
 Sale of property and equipment.................     1,539        --        --
 Business acquisitions, net of cash acquired....    (1,132)   (2,696)       --
 Capitalized software development...............      (612)   (1,209)     (667)
                                                  --------- --------- ---------
 Net cash used in investing activities..........   (25,418)   (5,138)   (1,839)
                                                  --------- --------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from capital lease financing..........        --     4,329     1,223
 Payments of capital lease obligations..........    (4,911)     (781)     (557)
 Proceeds from issuance of preferred stock, net.        --    10,360     5,183
 Repurchase of common stock.....................        --       (20)       --
 Repurchase of preferred stock..................        --      (118)       --
 Proceeds from issuance of common stock, net....    50,440     1,199        68
                                                  --------- --------- ---------
 Net cash provided by financing activities......    45,529    14,969     5,917
                                                  --------- --------- ---------
Effect of exchange rate changes.................       (28)      101        --
                                                  --------- --------- ---------
Net increase (decrease) in cash and
   cash equivalents.............................    12,527      (795)     (438)
Cash and cash equivalents, beginning of year....     3,383     4,178     4,611
                                                  --------- --------- ---------
Cash and cash equivalents, end of year..........   $15,910    $3,383    $4,173
                                                  ========= ========= =========

The accompanying notes are an integral part of these consolidated financial statements.

SAGENT TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (in thousands, except per share amounts)

     Business. Sagent Technology, Inc., (Sagent), develops, markets and supports software designed to address organizations' information access, analysis and delivery needs. Sagent, formerly Savant Software, Inc., was incorporated under the laws of the State of California in April 1995 and reincorporated in Delaware in 1998.

    Principles of consolidation. The consolidated financial statements include the accounts of Sagent Technology, Inc. and its wholly-owned subsidiaries, Qualitative Marketing Software, Inc. (QMS), Sagent U.K., Ltd., Sagent Technology GmbH, Sagent France, S.A., Sagent Technology Japan KK, and Sagent Technology Canada Inc. All intercompany accounts and transactions have been eliminated. The 1999 acquisition of QMS is accounted for as a pooling of interests.

     Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Foreign currency translation. The functional currency of Sagent's subsidiaries is the local currency. Accordingly, Sagent applies the current rate method to translate the subsidiaries' financial statements into U.S. dollars. Translation adjustments are included as a separate component of stockholders' equity in the accompanying consolidated financial statements.

     Cash and cash equivalents. Sagent considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Sagent's cash and cash equivalents at December 31, 1999 and 1998 consisted of deposits in domestic banks and money market funds.

     Supplemental cash flow information. Selected cash payments and non-cash activities were as follows:

                                                     Years Ended December 31,
                                                  -----------------------------
                                                    1999      1998      1997
                                                  --------- --------- ---------
 Supplemental disclosure of cash flow
   information:
   Cash payments for interest...................      $407      $297      $222
   Cash payments for taxes......................       200        --        --

 Supplemental non-cash financing activities:
   Stock warrants issued........................        --       114       123
   Common stock issued for notes receivable.....     2,284       522        --
   Liabilities assumed in connection with
     acquisitions...............................       489       956        --
   Conversion of preferred stock to common
     stock......................................    29,471        --        --

     Marketable securities. Management determines the appropriate classifications of investments in debt and equity securities at the time of purchase. At December 31, 1999 Sagent's investments consist of commercial paper and corporate debt securities, are classified as available-for-sale, and are carried at fair value. Sagent held no marketable securities as of December 31, 1998. The fair value of Sagent's available-for-sale securities is based on quoted market prices at the balance sheet dates. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other income (expense), in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest and other income (expense), in the accompanying consolidated statements of operations.

     Concentration of credit risk and fair value of financial instruments. Financial instruments which potentially subject Sagent to concentrations of credit risk consist primarily of marketable securities and trade accounts receivable. Sagent concentrates its marketable securities and cash investments with four major financial. Sagent maintains allowances for potential credit losses and such losses to date have been within management's expectations. There were no customers with balances due to Sagent in excess of 10% of aggregate accounts receivable at December 31, 1999 or 1998.

     Property and Equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, generally one to five years. Leased assets are amortized on a straight-line basis over the lesser of the estimated useful life or the lease term. Gains and losses upon asset disposal are taken into income in the year of disposition.

     Long lived assets, including property, equipment, goodwill and other intangible assets. The costs of long lived assets, except for property and equipment, are amortized over their estimated useful lives of three to ten years. If events or changes in circumstances indicate that the property, equipment and other long lived assets will not be recoverable, as determined based on the undiscounted cash flows of the acquired business over the remaining amortization period, the carrying value is reduced to net realizable value. There were no such reductions in carrying value in 1999, 1998, or 1997.

     Revenue recognition. License revenues from product sales directly to end user customers are recognized upon shipment of the product, after execution of a license agreement or a definitive purchase order, provided no significant vendor obligation exists, the fee is fixed and determinable, and collection is deemed probable. If an acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of that period. Generally, Sagent recognizes license revenues from enterprise application vendors based on sell-through of Sagent's products. However, if the contract stipulates an advance, non-refundable royalty payment, revenue is recognized upon execution of the contract.

     Service revenues from consulting and training are recognized as the services are provided. Service revenues from maintenance and data updates are recognized on a straight-line basis over the term of the related agreement, which are typically one to three years. Service revenues are charged separately from licenses.

     Statement of Position, 97-2, "Software Revenue Recognition" (SOP 97-2) was issued in 1997 by the American Institute of Certified Public Accountants (AICPA) and amended by Statements of Position 98-4 and 98-9. Sagent adopted SOP 97-2 effective January 1, 1998. Based on our reading and interpretation of SOPs 97-2, 98-4 and 98-9, we believe our current revenue recognition policies and practices are materially consistent with SOPs 97-2, 98-4, and 98-9.

     Deferred revenue. Deferred revenue represents amounts received from customers under certain license, maintenance and service agreements for which the revenue earnings process has not been completed. In situations where the services are not expected to be provided and revenue recognized within twelve months of the balance sheet date, such amounts are classified as noncurrent deferred revenue.

     Advertising. Sagent expenses advertising costs as incurred. Advertising costs amounted to $213, $815, and $223 for 1999, 1998 and 1997, respectively.

     Stock-Based Compensation. Sagent accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-based Compensation," prescribing companies may account for such costs in accordance with APB No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of common stock and the exercise price. Additionally, pursuant to SFAS No. 123, stock issued to non-employees is accounted for at the fair value of the equity instruments issued, or at the fair value of the consideration received, whichever is more reliably measurable. Additional proforma disclosures prescribed by SFAS No. 123 are presented in Note 10.

     Research and development expense. Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers.

     Income taxes. Sagent accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets are established where it is more likely than not such assets will be realized. A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding the realization of the assets based on limited operating history, lack of profitability to date, and uncertainty of future profitability.

     Net loss per share. Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding, net of shares subject to repurchase during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options, warrants and convertible preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

     Comprehensive income. Sagent adopted SFAS No. 130, "Reporting Comprehensive Income" SFAS No. 130 in 1997. Differences between total comprehensive net loss and net loss related to cumulative translation adjustments and are reported as a separate component of stockholders' equity.

     Recent accounting pronouncements. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either and asset or liability measured at its fair value. SFAS No. 133 as amended is effective for fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on Sagent's financial statements.

     In November 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 100, "Restructuring and Impairment Charges." In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connections with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company does not anticipate that these SABs will have a material impact on its financial position, results of operations, or cash flows.

     Reclassification. Sagent has reclassified the presentation of certain prior year information to conform to the current year presentation. These changes had no effect on previously reported financial position or results of operations.

2. BUSINESS COMBINATIONS

Pooling of Interests

     On December 11, 1999, Sagent completed its merger with Qualitative Marketing Software, Inc. (QMS). The merger was accounted for as a pooling of interests. Sagent issued 2.1 million shares of common stock in exchange for all outstanding stock of QMS. Sagent also assumed all options to purchase QMS stock which were converted into options to purchase 428 shares of Sagent stock. Summary historical results of Sagent and QMS for the two full years prior to the consummation of the merger were:

                                            1999       1998       1997
                                         ---------- ---------- ----------
Revenue:
  Sagent ..........................        $36,004    $17,043     $7,078
  QMS..............................         11,997      7,958      5,244
                                         ---------- ---------- ----------
                                           $48,001    $25,001    $12,322
                                         ========== ========== ==========

Net loss:
  Sagent ..........................        ($7,016)  ($13,701)   ($6,900)
  QMS..............................         (5,076)    (1,355)      (288)
                                         ---------- ---------- ----------
                                          ($12,092)  ($15,056)   ($7,188)
                                         ========== ========== ==========

     Costs incurred in connection with the merger have been charged to the results of operations for the year ended December 31, 1999 and were:

                                                               December 31,
                                           Costs      Costs       1999
                                          Accrued      Paid     Balance
                                         ---------- ---------- ----------
Severance and other personnel cost..          $878     $  --        $878
Transaction costs...................         2,816        153      2,663
Elimination of duplicate systems
  and equipment.....................           118        --         118
Other...............................           834        384        450
                                         ---------- ---------- ----------
                                            $4,646       $537     $4,109
                                         ========== ========== ==========

     Severance and other personnel costs consists of severance pay and outplacement for nine employees. Transaction costs consists of professional service fees.

     During 1999 and 1998 certain employees of QMS were granted options at prices below fair value. Expenses of $2.8 million and $262 related to the grant of these options were recognized during 1999 and 1998, respectively. Such expense was not significant during 1997. Such expense is included as operating expenses as follows:

                                         Year Ended December 31,
                                         ---------------------
                                            1999       1998
                                         ---------- ----------
  Sales and marketing................       $1,262        $84
  Research and development...........        1,260        162
  General and administrative.........          233         16
                                         ---------- ----------
                                            $2,755       $262
                                         ========== ==========

Purchase Business Combinations

     On November 30, 1999, Sagent acquired Sagent France S.A., its distributor in France. Under the terms of the agreement, Sagent acquired all of the outstanding stock of Sagent France S.A. in exchange for 20 shares of Sagent common stock valued at approximately $400.

     On November 30, 1999, Sagent acquired Sagent Technology GmbH, its distributor in Germany from a partnership in which a member of Sagent's Board of Directors serves as general partner. Under the terms of the agreement, Sagent acquired all of the outstanding stock of Sagent Technology GmbH for approximately $2.5 million. Revenues from sales of products and services to this distributor prior to Sagent's acquisition were $ 300 and $ 20 in 1999 and 1998, respectively. There were no such revenues in 1997.

     On June 11, 1999, Sagent acquired Sagent U.K., Ltd., its distributor in the United Kingdom. Under the terms of the agreement, Sagent acquired all outstanding stock of Sagent, U.K., Ltd., for cash of approximately $1.0 million, 146 shares of common stock valued at $1.6 million, stock options valued at $212 and the assumption of certain liabilities.

     In February 1998, Sagent acquired Talus, Inc., a software developer and consulting service provider. Under the terms of the agreement, Sagent acquired all of the outstanding stock of Talus, Inc., for cash of approximately $1.2 million, 259 shares of Series E Preferred Stock valued at $5.40 per share and the assumption of certain liabilities for an aggregate purchase price of $3.5 million.

     Of the purchase price, $2.4 million was allocated to acquired in-process technology related to analytical software applications being developed by Talus to complement its design and implementation business. This allocation was based upon the degree of completion, costs incurred, and projected costs to complete. As these software applications under development had no alternative future use, they were fully written off during 1998. Research and development costs to bring the products to technological feasibility are not expected to have a material impact on Sagent's future results of operations or cash flows.

     The allocation of the purchase price resulted in additional intangible assets, primarily non-compete agreements and the value of an assembled workforce of $587, which has been capitalized and is being amortized on a straight line basis over six months to three years. Amortization expense for the years ended December 31, 1999 and 1998 was $120 and $102, respectively.

     On July 1, 1997, QMS acquired Smarter Software, Inc., a software development company based in Texas. Under the terms of the agreement, QMS acquired all outstanding stock of Smarter Software, Inc., for approximately $725 and the assumption of certain liabilities.

     Sagent accounted for these acquisitions under the purchase method of accounting. The allocation of Sagent's aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with these acquisitions is summarized below:

                                     Sagent   Sagent            Smarter
                            Sagent  France,   U.K.,    Talus,  Software,
                             GmbH     S.A.     Ltd.     Inc.     Inc.
                           -------- -------- -------- -------- ---------
Net assets..............     ($582)   ($660)   ($672)    $494      ($16)
Property and equipment..        23       19      102       11       --
Other intangibles.......       --       --       --       587       --
Acquired technology.....       --       --       --     2,425       --
Goodwill................     3,016    1,086    3,557        9       741
                           -------- -------- -------- -------- ---------
Total purchase price....    $2,457     $445   $2,987   $3,526      $725
                           ======== ======== ======== ======== =========

     Amortization of goodwill was $452, $390, and $37 for the years ended December 31, 1999, 1998, and 1997, respectively.

    The accompanying unaudited pro forma results of operations combines the historical results of operations of Sagent Technology, Inc., and the results of operations of Sagent UK, Ltd., Sagent France, S.A., and Sagent GmbH as if the acquisitions occurred on January 1, 1998.

    The unaudited pro forma combined condensed statements of operations give effect to the acquisitions using the purchase method of accounting, and are based on allocation of the purchase price and include the adjustments described in the notes thereto. The unaudited pro forma combined condensed financial statements do not purport to represent what Sagent's results of operations would have been had the acquisitions occurred on the date indicated or in any future period or date.

    The proforma adjustments give effect to available information and assumptions that Sagent believes are reasonable. The unaudited pro forma results of operations should be read in conjunction with Sagent's historical financial statements and the financial statements of Sagent UK, Ltd., Sagent France, S.A., and Sagent GmbH and the notes thereto included or incorporated elsewhere herein.

Year Ended December 31, 1999
                                                                  Pro         Pro
                                     Sagent            Sagent    Forma       Forma
                                     U.K.,    Sagent  France,   Adjust-    Consoli-
                            Sagent    Ltd.     GmbH     S.A.     ments       dated
                           -------- -------- -------- -------- ---------   ---------
Revenue.................   $48,001     $169     $427     $816     ($504)(a) $48,909
Net loss................   (12,092)    (353)    (332)     (88)       --     (12,865)
Basic net loss
  per share.............    ($0.54)                                          ($0.58)
Number of shares used
  in calculation of
  basic net loss
  per share.............    22,221                                  103 (b)  22,324
Diluted net loss
  per share.............    ($0.54)                                          ($0.58)
Number of shares used
  in calculation of
  diluted net loss
  per share.............    21,868                                  103 (b)  21,971

Year Ended December 31, 1998
                                                                  Pro         Pro
                                     Sagent            Sagent    Forma       Forma
                                     U.K.,    Sagent  France,   Adjust-    Consoli-
                            Sagent    Ltd.     GmbH     S.A.     ments       dated
                           -------- -------- -------- -------- ---------   ---------
Revenue.................   $25,001     $910      $76     $691     ($437)(a) $26,241
Net loss................   (15,056)     (67)    (182)    (573)       --     (15,878)
Basic net loss
  per share.............    ($2.50)                                          ($2.56)
Number of shares used
  in calculation of
  basic net loss
  per share.............     6,026                                  166 (b)   6,192
Diluted net loss
  per share.............    ($2.60)                                          ($2.66)
Number of shares used
  in calculation of
  diluted net loss
  per share.............     5,797                                  166 (b)   5,963

(a) To eliminate intercompany revenue.

(b) To present outstanding shares used in the calculation of basic and diluted earnings per share as if the acquisitions occurred on January 1, 1999 and 1998.

3. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1999 and 1998 consist of:

                                                        1999       1999
                                                     ---------- ----------
Computer equipment and software..................       $5,355     $4,882
Furniture, fixtures and office equipment.........        1,120      1,570
Leasehold improvements...........................          356        207
                                                     ---------- ----------
                                                         6,831      6,659
Less accumulated depreciation and amortization...       (3,155)    (2,827)
                                                     ---------- ----------
                                                        $3,676     $3,832
                                                     ========== ==========

     Equipment under capital leases included in property at December 31, 1999 and 1998 was $2,733 and $4,302, respectively. Accumulated amortization of leased equipment at such dates was $1,767 and $1,796, respectively.

     During 1999, Sagent entered into an agreement with a third party provider of information technology services to outsource such services. Under the terms of the agreement, Sagent pays a monthly fee in exchange for information technology support and procurement services. In addition the service provider purchased computer equipment from Sagent with a net book value of $1.5 million for an equal amount. Separately, revenues from licenses and services sold to the service provider were $1 million during 1999.

4. ACCRUED LIABILITIES

     Accrued liabilities consists of:

                                                        1999       1999
                                                     ---------- ----------
Employee compensation and benefits...................   $2,809     $1,444
Payments due -- acquired distributors................    2,446        --
Sales returns and allowances.........................      830        810
Sales taxes..........................................      330        626
Software royalties...................................      819          3
Other................................................    2,800      1,784
                                                     ---------- ----------
                                                       $10,034     $4,667
                                                     ========== ==========

5. COMMITMENTS AND CONTINGENCIES

Commitments

     Sagent leases various facilities under noncancelable operating leases and has acquired certain computer and other equipment under capital lease obligations which are collateralized by the related assets. Sagent also pays a monthly fee in exchange for the information technology services described in Note 3. Future minimum lease payments under these commitments at December 31, 1999, are as follows:

                                                     Operating
                                                       Leases
                                                        and
                                                      Monthly    Capital
                                                        Fees      Leass
                                                     ---------- ----------
2000...............................................     $5,760       $679
2001...............................................      5,490        309
2002...............................................      5,000         86
2003...............................................      3,460        --
Thereafter.........................................      2,345        --
                                                     ---------- ----------
Total minimum lease payments.......................    $22,055      1,074
                                                     ==========
Less amount representing interest..................                   (88)
                                                                ----------
Present value of minimum lease payments............                   986
Current portion....................................                  (635)
                                                                ----------
                                                                     $351
                                                                ==========

     Rent expense was $2.8 million, $1.7 million, and $.6 million, for the years ended December 31, 1999, 1998, and 1997, respectively.

Litigation

     On March 22, 1999 Timeline, Inc. filed a complaint against Sagent in Federal District Court alleging that Sagent's DMS product suite infringes one or more of the claims of a Timeline patent. Sagent filed its original answer to the Complaint and asserting, among other things, that the Timeline patent was invalid and unenforceable. Sagent is presently rigorously defending the suit. The Lawsuit has been set for trial on July 10, 2000.

     On December 23, 1999, QMS and Sagent were served with a demand for arbitration prepared by the Corum Group Ltd. ("Corum"). The arbitration demand was filed with the American Arbitration Association in Seattle, and has been assigned the file number 75 181 004485 99. In its demand, Corum claims that QMS breached an agreement to convey to Corum a certain percentage of the consideration received by QMS as a result of its acquisition by Sagent. QMS had terminated the contract in question, which had involved the provision of strategic counseling services by Corum to QMS, in 1998. The arbitration demand does not specify any damages figure; however, shortly before the arbitration demand was served, Corum presented QMS with an invoice for 99,718 shares of Sagent stock. No date has been set for the arbitration. Sagent is currently investigating the allegations of the arbitration demand.

     From time to time, Sagent may be involved in litigation relating to claims arising out of its ordinary course of business. Sagent provides for costs relating to these matters when a loss is probably and the amount is reasonably estimable. Appropriate reserves have been established for such claims. Sagent believes that, inlcuding the matters described above, there are no claims or actions pending or threatened against Sagent, the ultimate disposition of which would have a material impact on Sagent's financial position or results of operations.

6. LINE OF CREDIT

     During 1999, Sagent entered into a $4 million line of credit agreement with a bank collateralized by the assets of Sagent. The line consists of advances against eligible accounts receivable in an aggregate amount not to exceed the lesser of, the committed revolving line or the borrowing base, less any outstanding letters of credit. Advances against the revolving line bear interest at the bank's prime rate, 8.5% at December 31, 1999. As of December 31, 1999 there were no advances on the line of credit. The line expires in April 2000.

     Under the agreement, Sagent is required to comply with certain covenants, among which are minimum quick ratios, debt to net worth ratios, tangible net worth ratios. As of December 31, 1999, Sagent was in compliance with these covenants.

7. CAPITALIZATION

     On April 13, 1999, Sagent issued 5,750,000 shares of its common stock (including 750,000 shares issued upon the exercised of the underwriter's over allotment option) at an initial public offering (IPO) price of $9.00 per share. The net proceeds to Sagent from the offering, net of offering costs were approximately $47.2 million. In connection with the IPO, common stock warrants were exercised to purchase 110 thousand shares of common stock at prices ranging from $3.18 to $6.48 per share, resulting in additional proceeds to Sagent totaling $.7 million.

Preferred Stock

     Concurrent with the IPO, each outstanding share of Sagent's convertible preferred stock was converted into one share of common stock. Prior to conversion into common stock, holders of preferred stock were entitled to preferential noncumulative dividends, liquidation preferences, conversion on a one to one basis into shares of common stock, and one vote for each common share into which such stock was convertible. Remaining preferred stock warrants for the purchase of 236 shares were converted into warrants for the purchase of 236 shares of common stock.

     In 1997 Sagent issued 79 and 1,573 shares of Series C and Series D preferred stock at $2.50 and $3.18 per share, respectively net of issuance costs of $15 related to the Series D issuance. In 1998 Sagent issued 45 and 1,896 shares of Series D and Series E preferred stock at $3.18 and $5.40 per share, net of issuance costs of $13 and $7, respectively. In addition, Sagent repurchased 40 and 6 shares of Series C and Series D preferred stock at $2.50 and $3.18 per share, respectively. At December 31, 1998 preferred stock consisted of:

                            Shares
                            Issued
                             and                 Liquida-
                Shares       Out-                  tion
   Series     Authorized   standing   Proceeds    Value
------------ ------------ ---------- ---------- ----------
     A             2,800      2,567     $1,138     $1,155
     B             5,656      5,555      4,981      5,000
     C             2,800      2,655      6,625      6,637
     D             1,800      1,612      5,100      5,127
     E             2,500      2,155     11,627     11,635
             ------------ ---------- ---------- ----------
                  15,556     14,544    $29,471    $29,554
             ============ ========== ========== ==========

Warrants

     During 1998, Sagent issued warrants to purchase 22 shares of common stock at $5.40 per share in connection with an international joint venture. The estimated fair value of the warrants of $60 has been included as general and administrative expense. In addition, Sagent issued warrants to purchase 6 shares of common stock at $6.50 per share, 9 shares of Series C Preferred Stock at $3.18, and 3 shares of Series E Preferred Stock at $5.40 and in connection with a line of credit agreement with a financial institution during 1998. The estimated fair value of the warrants of $54 has been included as debt issuance costs.

     During 1997, Sagent issued warrants to purchase 74 shares of common stock at $7.20 per share in connection with a software technology licensing agreement. The estimated fair value of the warrants of $100 has been recorded as costs of sales. In addition, Sagent issued warrants to purchase Series A, B, and C Preferred Stock totaling 42, 61 and 22 shares, respectively in connection with an equipment lease during 1997. The per share price of Series A, B, and C, Preferred Stock was $0.45, $0.90, and $2.50. The estimated fair value of the warrants of $23 has been included as general and administrative expense.

     The estimated fair values of warrants have been based on a Black Scholes model.

     During 1999, all outstanding warrants were exercised for an exercise price totaling $786 and 236 shares of common stock issued in conjunction with the exercise. There were no outstanding warrants as of December 31, 1999.

Notes Receivable from Stockholders

     Notes receivable from stockholders were issued in exchange for common stock. The notes bear interest at rates ranging from 4.62% to 5.47% and are due at dates from February 1, 2001 to June 20, 2004. The notes are collateralized by a pledge of a portion of the underlying common stock issued.

Restricted Stock Purchase Agreement

     Sagent has sold shares of its common stock to founders and employees of Sagent under agreements which provide for repurchase of the shares by Sagent at the stock's original sale price upon termination of employment of such persons. Sagent's right to repurchase shares generally lapses as to 1/48 of the total shares on the date of sale and 1/48 on the first day of each subsequent month. At December 31, 1999 and 1998, 421 and 335 shares of common stock were subject to repurchase at cost, respectively.

8. STOCK OPTIONS

1995 Plan

     Sagent's 1995 stock option plan which authorized 3,276 shares of common stock as available for issuance to employees, officers, directors, and consultants of Sagent.

     Under the terms of the 1995 Plan, incentive stock options were not granted at prices lower than fair market value, while nonqualified options were not granted at prices lower than 85.0% of fair market value at the date of grant. Options granted under the plan were exercisable immediately, conditioned upon the optionee entering into a restricted stock purchase agreement, and generally vest to the extent of 1/48 per month. Options granted expire 10 years from the date of grant.

1998 Plan

     In December 1998, the board of directors approved the 1998 stock option plan which authorized 2,440 shares of common stock as available for issuance to employees, officers, directors and consultants of Sagent.

     Under the terms of the 1998 Plan, incentive options may be granted at prices not lower than fair market value at the date of grant, while nonqualified options may be granted at prices as determined by the administrator at the date of grant. However, if an employee or other person who, at the time of the grant of such stock option, owns stock representing more than 10.0% of the voting power of all classes of stock in Sagent, the exercise price may be no less than 110% of the fair market value per share on the date of grant.

     Options granted under the 1998 stock option plan are generally exercisable one year after the vesting commencement date. Upon exercise of an option, the optionee shall enter into a restricted stock purchase agreement. Options generally vest to the extent of 25% of the shares granted 12 months from the vesting commencement date and the remainder to the extent of 1/48 of the shares granted each month thereafter, such that all options granted will be vested four years from the vesting commencement date. Options generally expire 10 years from the date of grant.

     Options to purchase 290 shares of common stock of Sagent issued to employees of QMS on December 11, 1999 at the then current fair value of Sagent common stock. These options vest at a rate of 1/48 per month over a four-year period based on the employees original hire date.

     Upon adoption of the 1998 Plan, all shares of common stock reserved under the 1995 Plan were no longer reserved for issuance. At December 31, 1999, shares reserved for issuance under the 1998 stock option plan totaled 546. Exercised options subject to repurchase totaled 420 at December 31, 1999.

     The following table summarizes activity under the 1995 and 1998 Plans for the years ended December 31, 1999, 1998 and 1997:

                                               Exercise               Weighted
                                   Number       Price      Aggregate   Average
                                     of          per        Exercise  Exercise
                                   Shares       Share        Price      Price
                                  --------- -------------- ---------- ---------
Options outstanding at
  December 31, 1996............      1,156   0.05 - 0.25         104      0.09
Options granted ...............      1,280   0.25 - 2.80       2,309      1.80
Options canceled...............        (66)  0.09 - 2.50         (32)     0.22
Options exercised..............       (615)  0.05 - 0.50         (47)     0.09
                                  --------- -------------- ---------- ---------
Options outstanding at
  December 31, 1997............      1,755   0.05 - 2.80       2,334      1.33
Options granted ...............      1,367   2.90 - 7.00       6,626      4.85
Options canceled...............       (122)  0.09 - 5.50        (418)     2.30
Options exercised..............       (725)  0.05 - 5.50        (737)     1.11
                                  --------- -------------- ---------- ---------
Options outstanding at
  December 31, 1998............      2,275   0.05 - 7.00       7,805      3.43
Options granted ...............      2,793   6.81 - 25.00     25,287      9.05
Options canceled...............       (464)  0.09 - 9.00      (2,308)     4.61
Options exercised..............       (978)  0.05 - 9.00      (3,440)     3.66
                                  --------- -------------- ---------- ---------
Options outstanding at
  December 31, 1999............      3,626   0.05 - 25.00     27,344      7.55
                                  ========= ============== ========== =========

     The following table summarizes information with respect to stock options outstanding at December 31, 1999:

                           Options Outstanding           Options Exercisable
                    ---------------------------------- ----------------------
                      Number    Weighted-
                        of       Average    Weighted-     Number    Weighted-
                      Shares    Remaining    Average        of       Average
    Range of           Out-    Contractual   Exercise     Shares    Exercise
   Exercise Prices   standing  Life (Years)   Price    Exercisable    Price
------------------- ---------- ------------ ---------- ------------ ---------
  $0.05  -   $2.08        265         9.09      $0.64          143     $0.20
  $2.50  -   $2.50        405         7.74      $2.50          101     $2.50
  $2.60  -   $4.30        398         8.22      $4.07           90     $3.90
  $4.60  -   $6.81        462         9.39      $6.18           70     $5.94
  $6.88  -   $6.88        682         9.43      $6.88           75     $6.88
  $7.00  -   $8.00        404         9.32      $7.55           29     $7.01
  $8.31  -   $8.75        498         9.68      $8.53            2     $8.31
  $9.00  -  $13.00        201         9.49     $10.84          116    $10.33
 $14.06  -  $14.06         20         9.82     $14.06          --         --
 $25.00  -  $25.00        291         9.97     $25.00          --     $25.00
                    ----------                         ------------
  $0.05  -  $25.00      3,626         9.15      $7.55          626     $4.76

Director Plan

     In January 1999, the board of directors adopted the director plan, which allows Sagent to grant up to 150 shares of common stock to non-employee directors. The exercise price of any option granted under the director plan is equal to the fair market value per share of common stock on the date of grant. Each option granted will have a term of ten years and the shares subject to the option will generally become exercisable in four equal annual installments subject to the optionee's completion of each year of board service. During 1999, options to purchase 75 shares of stock have been granted with a value of $830. Of these, 30 shares are exercisable, but none have yet been exercised.

Non-Plan Stock Options

     During 1996, Sagent granted options to purchase 268 shares to an officer of Sagent exercisable at $0.09 per share and vest equally over a 48 month period. During 1997 and 1996 options to purchase 230 and 36 shares, respectively were exercised. At December 31, 1999, 11 shares were subject to repurchase.

Valuation

     The pro forma value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Sagent options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

    Assumptions used in completing the option pricing model included:

                                             Years Ended December 31,
                                    -----------------------------------------
                                        1999          1998          1997
                                    ------------- ------------- -------------
Risk-free interest rate........         5.59%     5.14% - 5.94% 5.81% - 6.54%
Expected life..................       3.43 years      4 years       4 years
Dividends......................             --            --            --

     The weighted average estimated fair value of employee stock options granted during fiscal years 1999, 1998 and 1997 was $11.79, $4.94, and $1.20 per share, respectively.

     The following pro forma net loss and net loss per share information has been prepared in accordance with the provisions of SFAS No. 123:

                                                 Year Ended December 31,
                                            --------------------------------
                                               1999       1998       1997
                                            ---------- ---------- ----------
Net loss:
  As reported...........................     ($12,092)  ($15,056)   ($7,188)
  Pro forma.............................     ($22,764)  ($15,354)   ($7,228)
Basic net loss per share:
  As reported...........................       ($0.54)    ($2.50)    ($1.46)
  Pro forma.............................       ($1.02)    ($2.55)    ($1.46)
Diluted net loss per share
  As reported...........................       ($0.55)    ($2.60)    ($1.46)
  Pro forma.............................       ($1.04)    ($2.65)    ($1.46)

9. INCOME TAXES

     Sagent's effective tax rate differs from the U.S. Federal statutory tax rate as follows:

                                                 Year Ended December 31,
                                            --------------------------------
                                               1999       1998       1997
                                            ---------- ---------- ----------
Tax benefit at statutory rate...............  ($3,762)   ($5,196)   ($2,399)
State taxes, net of federal benefit.........     (271)      (822)        (8)
Permanent differences ......................    2,436         24         --
Nonrecognition of tax benefits..............    1,743      6,283      2,752
Foreign taxes...............................      256        --          --
Tax credits.................................     (137)      (420)      (240)
Other.......................................       (2)       (51)        32
                                            ---------- ---------- ----------
                                                 $263      ($182)      $137
                                            ========== ========== ==========

     Deferred tax assets (liabilities) are comprised of the following:

                                                    As of December 31,
                                            --------------------------------
                                               1999       1998       1997
                                            ---------- ---------- ----------
Deferred tax assets and liabilities:
  Net operating loss carry forwards.......    $10,373     $7,853     $4,083
  Research and development credit.........      1,425      1,080        516
  Depreciation and amortization...........      1,204      1,825        997
  Deferred revenue........................      1,186        761        711
  Deferred compensation...................        --         231        115
  Other reserves..........................        --         476         80
  Other...................................        578        817        244
                                            ---------- ---------- ----------
                                               14,766     13,043      6,746
Valuation allowance.......................    (14,766)   (13,043)    (6,746)
                                            ---------- ---------- ----------
                                               $  --      $  --      $  --
                                            ========== ========== ==========

     Due to the uncertainty surrounding the realization of the deferred tax asset in future tax returns, Sagent has placed a valuation allowance against its net deferred tax assets. The valuation allowance increased by $6.3 million, $ 1.7 million and $6.7 million during 1999, 1998, and 1997 respectively.

     The difference between the statutory rate of approximately 40.0% (34% federal and 6.0% state, net of federal benefits) and the tax benefit of zero recorded by Sagent is primarily due to Sagent's full valuation allowance against its net deferred tax assets.

     At December 31, 1999, Sagent had available net operating loss carryforwards for federal and state income tax purposes of approximately $26.6 million and $14.3 million, respectively. These carryforwards expire from 2003 to 2019. In addition, Sagent has net operating loss for federal and state purposes of approximately $5.0 million and $3.4 million, respectively, the tax benefit of which will be credited to equity when realized. At December 31, 1999, Sagent also had available research and development credit carryforwards for federal and state income tax purposes of approximately $1.0 million and $417, respectively. These carryforwards expire from 2010 to indefinitely.

     For federal and state tax purposes, a portion of Sagent's net operating loss carryforwards may be subject to certain limitation on annual utilization due to changes in ownership, as defined by federal and state tax law.

10. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                      Year Ended December 31,
                                                 --------------------------------
                                                   1999       1998        1997
                                                 ---------  ---------  ----------
Net loss........................................ ($12,092)  ($15,056)    ($7,188)
                                                 =========  =========  ==========
Shares used in computing net loss per
   share, basic.................................   22,221      6,026       4,935

Adjustment to reflect:
    Shares subject to repurchase................     (421)      (335)        --
    Reverse treasury stock method...............       68        106         --
                                                 ---------  ---------  ----------
Shares used in computing net loss per
   share, diluted...............................   21,868      5,797       4,935
                                                 =========  =========  ==========

Net loss per share, basic.......................   ($0.54)    ($2.50)     ($1.46)
                                                 =========  =========  ==========

Net loss per share, diluted.....................   ($0.55)    ($2.60)     ($1.46)
                                                 =========  =========  ==========

Antidilutive securities including
   options, warrants and preferred stock
   not included in historical net loss
   per share calculations.......................    2,403     17,055         --
                                                 =========  =========  ==========

11. SEGMENT REPORTING

     In 1998, Sagent adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Sagent is organized and operates as one operating segment: the design, development, marketing, and support of software designed to address organizations' information access, analysis and delivery needs. Sagent sells its products domestically and internationally. Revenues by geographic area were as follows:

                                           1999      1998      1997
                                         --------- --------- ---------
United States and Canada.................      88%       94%      100%
Rest of the world........................      12%        6%        0%

     No one country in either of these areas comprised more than 10% of total revenues for fiscal 1999, 1998 and 1997. None of Sagent's international operations have material long-lived assets.

12. EMPLOYEE BENEFIT PLANS

401(k) Plan

     Sagent maintains a 401(k) Plan for its employees. The 401(k) Plan allows eligible employees to defer up to 15%, but no greater than the stated limitation in any plan year, of their pretax compensation in certain investments at the discretion of the employee.

     At the time of its acquisition, Talus maintained a separate 401(k) plan for eligible employees. Effective January 1, 1999, former Talus employees were covered under the Sagent 401(k) Plan.

     At the time of its acquisition, QMS maintained a separate 401(k) plan for eligible employees. Effective January 1, 2000, these employees were covered under the Sagent 401(k) Plan.

     Employer contributions under the Plans totaled $51 and $50 in 1998 and 1997, respectively. No contributions were made to the plans during 1999.

Employee Stock Purchase Plan

     In February 1999, stockholders approved the 1999 Employee Stock Purchase Plan. A total of 450 shares of common stock has been reserved for issuance under the 1999 employee stock purchase plan. The number of shares reserved will be subject to an annual increase every January equal to the lesser of the number of shares optioned during the prior year or lesser amount determined by the board of directors. The 1999 employee stock purchase plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period.

13. RELATED PARTY TRANSACTIONS

     During 1999, Sagent recognized revenues of $144 from licenses and services sold to two companies for which Sagent's Chairman and CEO serves as a member of their Board of Directors.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Sagent Technology, Inc.

     Our audits of the consolidated financial statements referred to in our report dated March 10, 2000 appearing in this Form 10-K of Sagent Technology, Inc., also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule present fairly, in all material respects, the information set forth therein in conjunction with the related consolidated financial statements.

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 10, 2000

Schedule II

SAGENT TECHNOLOGY, INC.
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                                    Balance at  Charged
                                    Beginning      to                Balance at
                                        of     Costs and    Deduc-     End of
Description                           Period    Expenses    tions      Period
----------------------------------- ---------- ---------- ---------- ----------
Year Ended December 31, 1997:
  Allowance for returns and
     doubtful accounts............    $  --         $450    $  --         $450

Year Ended December 31, 1998:
  Allowance for returns and
     doubtful accounts............       $450        $58    $  --         $508

Year Ended December 31, 1999:
  Allowance for returns and
     doubtful accounts............       $508       $122    $  --         $630

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on this 16th day of March, 2000.

SAGENT TECHNOLOGY, INC.

By:	/s/ KENNETH C. GARDNER

Kenneth C. Gardner
President, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints, jointly and severally, Kenneth C. Gardner and W. Virginia Walker and each one of them, his true and lawful attorney-in-fact and agents, each with full power of substitution, for his and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or any of them, or his or their substitute of substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

           Signature                          Title                   Date
--------------------------------  -----------------------------  --------------
/s/ Kenneth C. Gardner            President, Chief Executive     March 16, 2000
--------------------------------  Officer, and  Director
    Kenneth  C. Gardner

/s/ W. Virginia Walker            Executive Vice President,      March 16, 2000
--------------------------------  Finance and Administration,
    W. Virginia Walker            Chief Financial Officer

/s/ John E. Zicker                Executive Vice President,      March 16, 2000
--------------------------------  Technology, Chief Technology
John E. Zicker                    Officer, and Director

/s/ Shanda Bahles                 Director                       March 16, 2000
--------------------------------
Shanda Bahles

/s/ Jeffrey T. Webber             Director                       March 16, 2000
--------------------------------
Jeffrey T. Webber

/s/ Klaus S. Luft                 Director                       March 16, 2000
--------------------------------
Klaus S. Luft

/s/ Keith A. Maib                 Director                       March 16, 2000
--------------------------------
Keith A. Maib

Sagent Technology, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
27.1	Financial Data Schedule.