Form 10-Q
period 2000-03-31
SAGENT TECHNOLOGY INC
filed 2000-05-15
CIK 1058425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

333-71369

(Commission file number)

SAGENT TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3225290
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

800 W. El Camino Real, Suite 300
Mountain View, CA    94040
(Address of principal executive offices including zip code)

(650) 815-3100
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding at March 31, 2000 was 28,217,825.

SAGENT TECHNOLOGY, INC. QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2000
INDEX

PART I. CONSOLIDATED CONDENSED FINANCIAL INFORMATION	Page No.

Item 1. Unaudited Consolidated Condensed Financial Statements:

Consolidated Condensed Statements of Operations Three months ended March 31, 2000 and 1999	**

Consolidated Condensed Balance Sheets March 31, 2000 and December 31, 1999	**

Consolidated Condensed Statements of Cash Flows Three months ended March 31, 2000 and 1999	**

Notes to Unaudited Consolidated Condensed Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**
Exhibits	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SAGENT TECHNOLOGY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                ---------------------
                                                   2000       1999
                                                ---------- ----------
Revenues:
  Licenses.....................................    $9,060     $6,623
  Services.....................................     5,477      2,375
                                                ---------- ----------
     Total revenues, net.......................    14,537      8,998
                                                ---------- ----------
Cost of revenues:
  Licenses.....................................       434        576
  Services.....................................     2,272      1,652
                                                ---------- ----------
     Total cost of revenues....................     2,706      2,228
                                                ---------- ----------
Gross profit...................................    11,831      6,770
                                                ---------- ----------
Operating expenses:
  Sales and marketing..........................     8,793      5,636
  Research and development.....................     4,038      3,102
  General and administrative...................     1,483      1,169
                                                ---------- ----------
     Total operating expenses..................    14,314      9,907
                                                ---------- ----------
Loss from operations...........................    (2,483)    (3,137)
Interest income (expense), net ................       474       (161)
                                                ---------- ----------
Loss before income taxes.......................    (2,009)    (3,298)
Income tax expense (benefit)...................        10         72
                                                ---------- ----------
Net loss.......................................   ($2,019)   ($3,370)
                                                ========== ==========

Basic net loss per share.......................    ($0.07)    ($0.53)
                                                ========== ==========

Diluted net loss per share.....................    ($0.07)    ($0.55)
                                                ========== ==========

Number of shares used in calculation of
  Basic net loss per share.....................    28,040      6,389
  Diluted net loss per share...................    27,823      6,092

See accompanying notes to consolidated condensed financial statements.

SAGENT TECHNOLOGY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

                                                         March 31,    December 31,
                                                       --------------------------
                                                           2000           1999
                                                       ------------  ------------
                               Assets
Current assets:
  Cash and cash equivalents.........................       $10,349       $15,910
  Marketable securities.............................        20,160        22,309
  Accounts receivable, net .........................        13,020        11,027
  Other current assets..............................         6,596         4,576
                                                       ------------  ------------
     Total current assets...........................        50,125        53,822
Property and equipment, net.........................         2,726         3,676
Goodwill and other non-current assets...............        10,347         9,206
                                                       ------------  ------------
     Total assets...................................       $63,198       $66,704
                                                       ============  ============

                 Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..................................        $1,437        $1,151
  Accrued liabilities...............................         6,803        10,034
  Deferred revenue..................................         8,229         5,910
  Accrued merger costs..............................         3,586         4,109
  Current portion of capital lease
     obligations....................................           514           635
                                                       ------------  ------------
     Total current liabilities......................        20,569        21,839
Deferred revenue....................................           128         1,140
Long-term portion of capital lease
   obligations......................................           304           351
                                                       ------------  ------------
     Total liabilities..............................        21,001        23,330
                                                       ------------  ------------

Stockholders' equity:
  Common stock, par value $.001 per share;
     Authorized: 70,000 shares;
     Issued and outstanding: 28,218
     shares and 27,896 shares at March 31, 2000
     and December 31, 1999, respectively............            28            28
  Additional paid-in capital........................        89,942        89,135
  Notes receivable from stockholders................        (2,647)       (2,625)
  Accumulated translation adjustment................           131            73
  Accumulated deficit...............................       (45,257)      (43,237)
                                                       ------------  ------------
     Total stockholders' equity.....................        42,197        43,374
                                                       ------------  ------------
     Total liabilities and stockholders'
       equity.......................................       $63,198       $66,704
                                                       ============  ============

See accompanying notes to consolidated condensed financial statements.

SAGENT TECHNOLOGY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                       2000         1999
                                                   -----------  -----------
Cash flows from operations:
 Net loss.......................................      ($2,019)     ($3,370)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization................        1,432        1,088
   Stock option compensation....................           --          514
   Change in operating assets and
     liabilities:
        Accounts receivable.....................       (1,993)      (1,380)
        Other assets current....................       (2,019)      (2,224)
        Other assets............................           71        1,582
        Accounts payable........................          286         (149)
        Accrued liabilities.....................       (3,232)         801
        Deferred revenue........................        1,307        2,290
        Accrued merger costs....................         (523)          --
                                                   -----------  -----------
 Net cash used in operating activities..........       (6,690)        (848)
                                                   -----------  -----------
Cash flows from investing activities:
 Sale of marketable securities..................        2,149           --
 Purchase of property and equipment.............       (1,250)        (859)
 Investment in subsidiaries.....................       (1,177)          --
 Investment in joint venture....................         (500)          --
 Disposals of property and equipment............        1,210           --
                                                   -----------  -----------
 Net cash provided by (used in) investing
   activities...................................          432         (859)
                                                   -----------  -----------
Cash flows from financing activities:
 Proceeds from capital lease financing..........           --        1,483
 Payments of principal under capital lease
   obligations..................................         (168)         (35)
 Proceeds from exercise of stock options........          807          365
                                                   -----------  -----------
 Net cash provided by financing activities......          639        1,813
                                                   -----------  -----------
Effect of exchange rate changes.................           58          (13)
                                                   -----------  -----------
Net increase (decrease) in cash and
   cash equivalents.............................       (5,561)          93
Cash and cash equivalents, beginning
  of the period..................................      15,910        3,383
                                                   -----------  -----------
Cash and cash equivalents, end of the period.....     $10,349       $3,476
                                                   ===========  ===========

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

Basis of Presentation. The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of Sagent, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position at March 31, 2000 and December 31, 1999, the operating results for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999. These financial statements and notes should be read in conjunction with Sagent's audited financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 16, 2000. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Principles of consolidation. The unaudited consolidated condensed financial statements include the accounts of Sagent Technology, Inc. and its wholly-owned subsidiaries, Qualitative Marketing Software, Inc. (QMS), Sagent U.K., Ltd., Sagent Technology GmbH, Sagent France, S.A., Sagent Technology Japan KK, Sagent Technology Canada Inc., and Sagent do Brazil. All intercompany accounts and transactions have been eliminated.

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

Cash and cash equivalents. Sagent considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Sagent's cash and cash equivalents at March 31, 2000 and 1999 consisted of deposits in domestic banks and money market funds.

Supplemental cash flow Information. Selected cash payments and non-cash activities were as follows:

                                                      Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                       2000         1999
                                                   -----------  -----------
Supplemental disclosure of cash flow information:
   Cash payments for interest...................          $31         $111
   Cash payments for taxes......................          $10       $1,133

Marketable securities. Management determines the appropriate classifications of investments in debt and equity securities at the time of purchase. At March 31, 2000, Sagent's investments consist of commercial paper corporate debt securities, are classified as available-for-sale, and are carried at fair value. The fair value of Sagent's available-for-sale securities is based on quoted market prices at the balance sheet dates. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other income (expense), in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest and other income (expense), in the accompanying consolidated statements of operations.

Business risk and concentration of credit risk. Financial instruments which potentially subject Sagent to concentrations of credit risk consist primarily of marketable securities and trade accounts receivable. Sagent places its cash investments with four major financial institutions and has investment policies that limit investments to investment grade securities. Sagent maintains allowances for potential credit losses and such losses to date have been within management's expectations. There were no customers with balances due to Sagent in excess of 10% of aggregate accounts receivable at March 31, 2000 or 1999.

Current assets and liabilities. All current assets and current liabilities are stated at cost due to their short maturities. The carrying value of capital lease obligations approximates fair value.

Property and equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, generally one to five years. Leased assets are amortized on a straight-line basis over the lesser of the estimated useful life or the lease term. Gains and losses upon asset disposal are taken into income in the year of disposition.

Goodwill and other intangible assets. The costs of businesses acquired in excess of the fair value of net assets acquired (goodwill), are amortized over their estimated useful lives of three to ten years. If events or changes in circumstances indicate that the goodwill will not be recoverable, as determined based on the undiscounted cash flows of the acquired business over the remaining amortization period, the carrying value is reduced to net realizable value. There were no such reductions in carrying value during the three months ended March 31, 2000 or 1999.

Revenue recognition. Sagent's revenues are derived from two sources, licenses and services. License revenues include product sales, Internet sales, royalties and data updates. Service revenues include consulting, training, and maintenance.

License revenues from product sales directly to end user customers are recognized upon shipment of the product, after execution of a signed license agreement or a definitive purchase order, provided no significant vendor obligation exists , the fee is fixed and determinable, and collection is deemed probable. If an acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of that period. Generally, Sagent recognizes license revenues from enterprise application vendors based on sell-through of Sagent's products. If, however, the contract stipulates an advance, non-refundable royalty payment, revenue is recognized upon execution of the contract.

Internet sales are recognized upon the customer's download of data from Sagent's Internet site, provided payment has been received in advance. If payment is not received in advance, revenue from Internet sales is recognized upon download of data, but only if a signed contract exists, the fee is fixed and determinable, and collection is deemed probable.

Revenues from data updates are recognized on a straight-line basis over the term of the related agreements.

Service revenues from consulting and training are recognized as the services are provided. Service revenues from maintenance agreements are recognized on a straight-line basis over the term of the related agreement, which are typically one to three years. Service revenues are charged separately from licenses.

Statement of Position, 97-2, "Software Revenue Recognition" (SOP 97-2) was issued in 1997 by the American Institute of Certified Public Accountants (AICPA) and amended by Statements of Position 98-4 and 98-9. Sagent adopted SOP 97-2 effective January 1, 1998. Based on our reading and interpretation of SOPs 97-2, 98-4 and 98-9 we believe our current revenue recognition policies and practices are materially consistent with SOPs 97-2, 98-4, and 98-9.

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

Net loss per share. Sagent computes net loss per share in accordance with SFAS No. 128, "Earnings per Share. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options, warrants and convertible preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

Comprehensive income. Sagent adopted SFAS No. 130, "Reporting Comprehensive Income" SFAS No. 130 in 1997. Differences between total comprehensive net loss and net loss related to cumulative translation adjustments and are reported as a separate component of stockholders' equity.

Recent accounting pronouncements.

In March 2000, the Emerging Issues Task Force reached a consensus on Issue 00-2, "Accounting for the Costs of Developing a Web Site" (EITF 00-2). In general, EITF 00-2 states that the costs of developing a web site should be accounted for under the provisions of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." We are currently evaluating EITF 00-2 and do not believe that the pronouncement will have a significant impact on our financial position, results of operations or cash flows. EITF 00-2 is effective for costs incurred after June 30, 2000.

In March 2000, the Emerging Issues Task Force reached a consensus on Issue 00-3, "Application of AICPA Statement of Position 97-2, `Software Revenue Recognition,' to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware" (EITF 00-3). In general, EITF 00-3 states that if the customer does not have the option to physically take possession of the software, the transaction is not within the scope of SOP 97-2 and revenue should be recognized ratably over the hosting period as a service arrangement. However, if the customer has the option to take physical delivery of the software and specific pricing information is available for both the software and hosting components of the arrangement, then the software revenue may be recognized when the customer first has access to the software and revenue from the hosting component should be recognized ratably over the hosting period. We are currently evaluating EITF 00-3 and do not expect that the pronouncement will have a significant impact on our financial position, results of operations or cash flows. We will be required to implement EITF 00-3 for the year ending December 31, 2000.

In March 2000 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

In November 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 100, "Restructuring and Impairment Charges." In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connections with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company does not anticipate that these SABs will have a material impact on its financial position, results of operations,or cash flows.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either and asset or liability measured at its fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on Sagent's financial statements.

NOTE 2. MERGER RESERVE

     On December 11, 1999, Sagent completed its merger with Qualitative Marketing Software, Inc. (QMS). The merger was accounted for as a pooling-of-interests. Sagent issued 2.1 million shares of common stock in exchange for all outstanding stock of QMS. Sagent also assumed all options to purchase QMS stock which were converted into options to purchase 428 shares of Sagent stock.

     Costs incurred in connection with the merger were charged to the results of operations for the year ended December 31, 1999. Activity in the merger reserve during the three months ended March 31, 2000 was as follows:

                                      December 31,           March 31,
                                          1999       Costs      2000
                                        Balance      Paid     Balance
                                      ------------ --------- ----------
Severance and other personnel costs..        $878      $160       $718
Transaction costs....................       2,663       201      2,462
Elimination of duplicate systems
  and equipment......................         118        48         70
Other................................         450       114        336
                                      ------------ --------- ----------
                                           $4,109      $523     $3,586
                                      ============ ========= ==========

     Severance and other personnel costs consists of severance pay and outplacement for nine employees. Transaction costs consists of professional service fees.

NOTE 3. SEGMENT REPORTING

     In 1998, Sagent adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Sagent is organized and operates as one operating segment: the design, development, marketing, and support of software designed to address organizations' information access, analysis and delivery needs. Sagent sells its products domestically and internationally. Revenues by geographic area are:

                                      Three Months Ended
                                           March 31,
                                    --------- ---------
                                       2000      1999
                                    --------- ---------
United States and Canada............      94%       91%
Rest of World.......................       6%        9%

No one country in the rest of the world comprised more than 10% of total revenues during the three month periods ended March 31, 2000 and 1999. None of Sagent's international operations have material long-lived assets.

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

Sagent's revenues are derived from two sources, licenses and services. License revenues include product sales, Internet sales, royalties and data updates. Service revenues include consulting, training, and maintenance.

License revenues from product sales directly to end user customers are recognized upon shipment of the product, after execution of a signed license agreement or a definitive purchase order, provided no significant vendor obligation exists , the fee is fixed and determinable, and collection is deemed probable. If an acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of that period. Generally, Sagent recognizes license revenues from enterprise application vendors based on sell-through of Sagent's products. If, however, the contract stipulates an advance, non-refundable royalty payment, revenue is recognized upon execution of the contract.

Internet sales are recognized upon the customer's download of data from Sagent's Internet site, provided payment has been received in advance. If payment is not received in advance, revenue from Internet sales is recognized upon download of data, but only if a signed contract exists, the fee is fixed and determinable, and collection is deemed probable. Revenues from data updates are recognized on a straight-line basis over the term of the related agreements.

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

Sagent sells its products outside of the United States through its subsidiaries located in the United Kingdom, France, Germany, Japan, Brazil and through our distributors in Benelux, Spain, South Africa, and the Pacific Rim. Revenues from licenses and services to customers outside the United States represented approximately $0.8 million, for the each of three months ended March 31, 2000 and 1999.

Historically, as a result of the comparatively lower international sales activities and the absence of significant exchange rate fluctuation, Sagent's business, financial condition and operating results have not been materially affected by exchange rates.

Sagent has agreements with its distributors in Spain, Benelux, South Africa, and the Pacific Rim under which the Sagent has an option to acquire such distributors. Any such acquisition may have the effect of diluting existing stockholders, reducing Sagent's available cash for working capital and other purposes, requiring substantial management attention, or increasing operating, amortization and integration expenses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

The following table sets forth for the periods indicated certain financial data, derived from Sagent's unaudited consolidated statements of operations, as a percentage of total revenues for the periods indicated:

                                                  Three Months Ended
                                                       March 31,
                                                ---------------------
                                                   2000       1999
                                                ---------- ----------
Revenues:
  Licenses......................................       62%        74%
  Services......................................       38%        26%
                                                ---------- ----------
     Total revenues, net........................      100%       100%

Cost of revenues:
  Licenses......................................        3%         6%
  Services......................................       16%        19%
                                                ---------- ----------
     Total cost of revenues.....................       19%        25%

Gross profit....................................       81%        75%

Operating expenses:
  Sales and marketing...........................       60%        63%
  Research and development......................       28%        34%
  General and administrative....................       10%        13%
                                                ---------- ----------
     Total operating expenses...................       98%       110%
                                                ---------- ----------
Loss from operations............................      -17%       -35%
Interest income (expense), net .................        3%        -2%
                                                ---------- ----------
Loss before income taxes........................      -14%       -37%
Income tax expense (benefit)....................        0%         0%
                                                ---------- ----------
Net loss........................................      -14%       -37%
                                                ========== ==========

REVENUES

     Sagent's total revenues increased 62% to $14.5 million for the three months ended March 31, 2000 from $9.0 million for the three months ended March 31, 1999. Sagent had no customer that accounted for more than 10% of its revenues during the three-month periods ended March 31, 2000 or 1999.

     License revenues increased 37% to $9.0 million for the three months ended March 31, 2000 from $6.6 million for the three months ended March 31, 1999. This increase was primarily due to increased acceptance of the Sagent Solution, expansion in the domestic sales organization and expansion in the reseller channels resulting in increases in the number of licenses sold and average transaction size. Sagent anticipates that license revenues, which have represented a significant portion of Sagent's total revenues, will continue to represent the substantial majority of its revenues for the foreseeable future.

     Service revenues increased 131% to $5.5 million for the three months ended March 31, 2000 from $2.4 million for the three months ended March 31, 1999. This increase was due to increases in all components of service revenues - consulting, training and maintenance related to the increase in the number of licenses sold and the increased average transaction size.

COST OF REVENUES

     Cost of revenues from license sales consists primarily of royalties, product packaging, shipping, media, documentation and fees to data providers for data updates. Cost of revenues from license sales was $0.4 and $0.6 million for the three months ended March 31, 2000 and 1999, respectively, representing 5% and 9% of license revenue in the respective periods. Sagent expects these costs will continue to grow in absolute dollars in the foreseeable future.

     Cost of services consists primarily of costs associated with personnel and third parties performing these services. Cost of service revenues was $2.3 million and $1.7 million for the three months ended March 21, 2000 and 1999, respectively, representing 41% and 70% of services revenue in the respective periods. The improvement in service costs as a percentage of service revenues was primarily due to improved utilization of consulting personnel and a reduced reliance on outside consultants to provide consulting and training services. Sagent expects these costs will continue to grow in absolute dollars for the foreseeable future.

OPERATING EXPENSES

     Sales and marketing expenses consist primarily of compensation, travel, marketing programs, and facilities. Sales and marketing expenses were $8.8 and $5.6 million for the three months ended March 31, 2000 and 1999, respectively, representing 60% and 63% of total revenue in the respective periods. The absolute dollar increase reflects the hiring of additional personnel in connection with building the direct and reseller channels, and increased sales commissions associated with increasing revenues. The percentage decrease resulted from increasing revenues. Sagent believes that as it continues to expand its direct sales and presales support organization, its third-party partnering relationships and its indirect channel sales organization on a worldwide basis, sales and marketing expenses will continue to increase in absolute dollars, although such expenses may vary as a percentage of total revenues.

     Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance, testing and facilities. Research and development expenses were $4.0 and $3.1 million, respectively, representing 28% and 35% of total revenues in the respective periods. The dollar increase was due to a significant investment in the form of additional personnel to develop localization enhancements of existing products for foreign countries and the development of other software products. The percentage decrease resulted from increasing revenues. Sagent believes that significant investment for research and development is essential to the Company's future success and will continue to commit substantial resources to research and development in the future. Sagent anticipates that research and development expenditures will continue to increase in absolute dollars, although such expenses may vary as a percentage of total revenues.

     General and administrative expenses consist primarily of personnel costs for Sagent's finance, human resources, information systems and general management as well as legal and bad debt reserves. General and administrative expenses were $1.5 and $1.2 million, respectively, representing 10% and 13% of total revenues in the respective periods. The absolute dollar increase was primarily due to increased personnel costs associated with increased operating levels. The percentage decrease was attributable to reduced costs combined with increased revenues. Sagent expects general and administrative expenses to rise in absolute dollars as it expands staffing to support operations, but to decrease as a percentage of total revenue.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, Sagent had cash, cash equivalents and marketable securities totaling $30.5 million, a decrease of $7.7 million from December 31, 1999. Since inception, Sagent has funded its operations primarily through private sales of equity securities, the use of equipment leases and a bank line of credit and the subsequent initial public offering of its common stock, not from cash generated by the business.

     Net cash used in operating activities was $6.7 and $0.8 million for the three months ended March 31, 2000 and 1999, respectively. For such periods, net cash used in operating activities was primarily a result of funding ongoing operations, including increases in accounts receivable and other assets and decreases in various liabilities.

     Sagent's investing activities have primarily consisted of investments in and maturities of marketable securities, purchases and sales of property and equipment and acquisitions. Net cash provided by investing activities was $0.4 million for the three months ended March 31, 2000. Net cash used in investing activities was $0.8 million during the three months ended March 31, 1999. Investing activities included $1.2 related to the formation of Sagent do Brazil and $0.5 million related to a joint venture which provides distributor services in the Pacific Rim. Sagent will pay approximately $0.6 million in 2000 associated with the 1999 acquisition of its distributors in France and Germany and $1.0 million associated with the investment in the joint venture in the Pacific Rim. Sagent expects that such acquisitions will continue if business conditions warrant in countries where Sagent has a presence.

     Sagent's financing activities have primarily included sales of stock and the use of equipment lease lines. Proceeds from the exercise of stock options and warrants totaled $0.8 and $0.4 million for the three months ended March 31, 2000 and 1999, respectively. During the three months ended March 31, 1999 capital leases financed the acquisition of property and equipment, primarily computer hardware and software, and leasehold improvements and furniture. Proceeds from such leases totaled $1.5 million, for the three months ended March 31, 1999.

     Sagent believes that the net proceeds from the initial public offering, together with existing sources of liquidity, will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next 12 months. Thereafter, Sagent may require additional funds to support its working capital requirements or for other purposes, and may seek, even before such time, to raise additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all, or that if available, such financing will be obtainable on terms acceptable to Sagent or that are not dilutive to its stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The information required by this Item 3 is incorporated by reference to the information set forth in the Form 10-K filed on March 16, 2000.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     On March 22, 1999 Timeline, Inc. filed a complaint against Sagent in Federal District Court alleging that Sagent's DMS product suite infringes one or more of the claims of a Timeline patent. Sagent filed its original answer to the complaint on April 19, 1999 denying the material allegations of Timeline's complaint asserting, among other things, that the Timeline patent was invalid and unenforceable. Timeline filed an amended complaint on February 18, 2000 wherein it contends that Sagent's DMS Product Suite infringes one or more claims of three of Timeline's patents. Sagent filed its answer to the new complaint on March 6, 2000, denying the material allegations in Timeline's complaint and asserting that all three of the patents asserted by Timeline are invalid and unenforceable. As a result , the trial date in this matter has been reset for January 29, 2001. Sagent is presently vigorously defending the suit and at this point we cannot reasonably determine the outcome of the dispute.

     On December 23, 1999, QMS and Sagent were served with a demand for arbitration prepared by the Corum Group Ltd. ("Corum"). In its demand, Corum claims that QMS breached an agreement to convey to Corum a certain percentage of the consideration received by QMS as a result of its acquisition by Sagent. QMS had terminated the contract in question, which had involved the provision of strategic counseling services by Corum to QMS, in 1998. On April 27, 2000 the parties agreed to settle the claim in exchange for 125,000 shares of Sagent common stock.

     From time to time, Sagent may be involved in litigation relating to claims arising out of its ordinary course of business. Sagent provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Appropriate reserves have been established for such claims. Sagent believes that, including the matters described above, there are no claims or actions pending or threatened against Sagent, the ultimate disposition of which would have a material impact on Sagent's financial position or results of operations.

ITEM 2. Changes in Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit Description
27.1	Financial Data Schedule

(b) Reports on Form 8-K

None

SAGENT TECHNOLOGY, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGENT TECHNOLOGY, INC.

(Registrant)
Dated: May 15, 2000

By:	/s/ KEITH F. JENSEN

Keith F. Jensen
Vice President, Finance
(Principal Financial and Accounting Officer)