Form 10-Q
period 2000-06-30
SAGENT TECHNOLOGY INC
filed 2000-08-15
CIK 1058425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

    The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding at June 30, 2000 was 28,571,052.

SAGENT TECHNOLOGY, INC. QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2000
INDEX

PART I. CONSOLIDATED CONDENSED FINANCIAL INFORMATION	Page No.

Item 1. Unaudited Consolidated Condensed Financial Statements:

Consolidated Condensed Statements of Operations three and Six months ended June 30, 2000 and 1999	**

Consolidated Condensed Balance Sheets June 30, 2000 and December 31, 1999	**

Consolidated Condensed Statements of Cash Flows six months ended June 30, 2000 and 1999	**

Notes to Unaudited Consolidated Condensed Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**
Exhibits	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

SAGENT TECHNOLOGY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)

                                                         June 30,     December 31,
                                                           2000           1999
                                                       (Unaudited)
                                                       ------------  ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................        $7,702       $15,910
  Marketable securities.............................        16,441        22,309
  Accounts receivable, net .........................        14,520        11,027
  Other current assets..............................         7,874         4,576
                                                       ------------  ------------
     Total current assets...........................        46,537        53,822
Property and equipment, net.........................         4,827         3,676
Goodwill and other non-current assets...............        11,111         9,206
                                                       ------------  ------------
     Total assets...................................       $62,475       $66,704
                                                       ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..................................        $2,019        $1,151
  Accrued liabilities...............................         5,728        10,034
  Deferred revenue..................................         6,235         5,910
  Accrued merger costs..............................         1,272         4,109
  Current portion of capital lease
     obligations....................................           884           635
                                                       ------------  ------------
     Total current liabilities......................        16,138        21,839
Deferred revenue....................................           689         1,140
Long-term portion of capital lease
   obligations......................................           304           351
                                                       ------------  ------------
     Total liabilities..............................        17,131        23,330
                                                       ------------  ------------

STOCKHOLDERS' EQUITY
  Common stock......................................            28            28
  Additional paid-in capital........................        91,512        89,135
  Notes receivable from stockholders................        (2,692)       (2,625)
  Accumulated translation adjustment................           220            73
  Accumulated deficit...............................       (43,724)      (43,237)
                                                       ------------  ------------
     Total stockholders' equity.....................        45,344        43,374
                                                       ------------  ------------
     Total liabilities and stockholders'
       equity.......................................       $62,475       $66,704
                                                       ============  ============

See accompanying notes to consolidated condensed financial statements.

SAGENT TECHNOLOGY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                  Three Months Ended     Six Months Ended
                                                       June 30,              June 30,
                                                --------------------- ---------------------
                                                   2000       1999       2000       1999
                                                ---------- ---------- ---------- ----------
Net Revenues:
  Licenses.....................................   $11,046     $6,823    $19,690    $13,446
  Services.....................................     6,456      3,072     12,349      5,447
                                                ---------- ---------- ---------- ----------
     Total net revenues........................    17,502      9,895     32,039     18,893
                                                ---------- ---------- ---------- ----------
Net cost of revenues:
  Licenses.....................................       437        776        956      1,352
  Services.....................................     2,478      1,662      4,666      3,314
  Amortization of abandoned
      development projects.....................         0        800          0        800
                                                ---------- ---------- ---------- ----------
     Total cost of revenues....................     2,915      3,238      5,622      5,466
                                                ---------- ---------- ---------- ----------
Gross profit...................................    14,587      6,657     26,417     13,427
                                                ---------- ---------- ---------- ----------
Operating expenses (credits):
  Sales and marketing..........................     9,210      5,523     18,003     11,159
  Research and development.....................     4,276      2,376      8,315      5,478
  General and administrative...................     1,719      1,123      3,202      2,292
  Merger and integration credits...............    (1,950)         0     (1,950)         0
                                                ---------- ---------- ---------- ----------
     Total operating expenses..................    13,255      9,022     27,570     18,929
                                                ---------- ---------- ---------- ----------
Income (loss) from operations..................     1,332     (2,365)    (1,153)    (5,502)
Other income, net .............................       208        301        683        140
                                                ---------- ---------- ---------- ----------
Net income (loss) before income taxes..........     1,540     (2,064)      (470)    (5,362)
Provision for income taxes.....................         7         46         17        118
                                                ---------- ---------- ---------- ----------
Net income (loss)..............................    $1,533    ($2,110)     ($487)   ($5,480)
                                                ========== ========== ========== ==========

Basic net income (loss) per share..............     $0.05     ($0.08)    ($0.02)    ($0.31)
                                                ========== ========== ========== ==========

Number of shares used in calculation of
  basic net income (loss) per share.............   28,046     26,926     27,935     17,546

Diluted net income (loss) per share............     $0.05     ($0.08)    ($0.02)    ($0.31)
                                                ========== ========== ========== ==========

Number of shares used in calculation of
  diluted net income (loss) per share...........   29,652     26,926     27,935     17,546

See accompanying notes to consolidated condensed financial statements.

SAGENT TECHNOLOGY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                   ------------------------
                                                       2000         1999
                                                   -----------  -----------
Cash flows from operations:
 Net loss.......................................        ($487)     ($5,480)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization................        2,580        2,023
   Provision for Bad Debt.......................          200
   Stock option compensation....................            0          514
   Change in operating assets and
     liabilities:
        Accounts receivable.....................       (3,693)      (1,373)
        Other assets current....................       (3,298)      (1,571)
        Other assets............................          147         (472)
        Accounts payable........................          868           18
        Accrued liabilities.....................       (4,306)       2,516
        Deferred revenue........................         (126)       2,303
        Accrued merger costs....................       (2,837)           0
                                                   -----------  -----------
 Net cash used in operating activities..........      (10,952)      (1,522)
                                                   -----------  -----------
Cash flows from investing activities:
 Sale of marketable securities..................       37,704            0
 Purchase of property and equipment.............      (31,836)     (12,450)
 Investment in Sagent do Brazil and others......       (1,166)           0
 Investment in eGlobal joint venture, net.......         (900)           0
 Purchases of property and equipment............       (4,427)      (2,115)
 Disposals of property and equipment............        1,210            0
                                                   -----------  -----------
 Net cash provided by (used in) investing
   activities...................................          585      (14,565)
                                                   -----------  -----------
Cash flows from financing activities:
 Proceeds from capital lease financing..........          548        3,974
 Payments of principal under capital lease
   obligations..................................         (346)      (5,962)
 Proceeds from issuance of common stock.........          692       48,963
 Proceeds from exercise of stock options........        1,118           36
                                                   -----------  -----------
 Net cash provided by financing activities......        2,012       47,011
                                                   -----------  -----------
Effect of exchange rate changes.................          147          (19)
                                                   -----------  -----------
Net increase (decrease) in cash and
   cash equivalents.............................       (8,208)      30,905
Cash and cash equivalents, beginning
  of the period..................................      15,910        3,383
                                                   -----------  -----------
Cash and cash equivalents, end of the period.....      $7,702      $34,288
                                                   ===========  ===========

See accompanying notes to consolidated condensed financial statements.

                                                       Six Months Ended
                                                           June 30,
                                                   ------------------------
                                                       2000         1999
                                                   -----------  -----------
Supplemental disclosure of cash flow information:
   Cash payments for interest...................          $82         $204
   Cash payments for taxes......................           $6         $112

Supplemental disclosure of non-cash investing
   and financing activity:
   Issuance of common stock to Sagent do Brazil.         $500

SAGENT TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(000's)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business. Sagent Technology, Inc., (Sagent), develops, markets and supports software designed to address organizations' information access, analysis and delivery needs. Sagent, formerly Savant Software, Inc., was incorporated under the laws of the State of California in April 1995 and reincorporated in Delaware in 1998.

Basis of Presentation. The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of Sagent, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position at June 30, 2000 and December 31, 1999, the operating results for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. These financial statements and notes should be read in conjunction with Sagent's audited financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 16, 2000. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Cash and cash equivalents. Sagent considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Sagent's cash and cash equivalents at June 30, 2000 and 1999 consisted of deposits in domestic banks and money market funds.

Marketable securities. Management determines the appropriate classifications of investments in debt and equity securities at the time of purchase. At June 30, 2000, Sagent's investments consist of commercial paper corporate debt securities, are classified as available-for-sale, and are carried at fair value. The fair value of Sagent's available-for-sale securities is based on quoted market prices at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest and other income (expense), in the accompanying consolidated statements of operations.

Business risk and concentration of credit risk. Financial instruments which potentially subject Sagent to concentrations of credit risk consist primarily of marketable securities and trade accounts receivable. Sagent places its cash investments with four major financial institutions and has investment policies that limit investments to investment grade securities. Sagent maintains allowances for potential credit losses and such losses to date have been within management's expectations. There were no customers with balances due to Sagent in excess of 10% of aggregate accounts receivable at June 30, 2000 or 1999.

Goodwill and other intangible assets. The costs of businesses acquired in excess of the fair value of net assets acquired (goodwill), are amortized over their estimated useful lives, generally five years. If events or changes in circumstances indicate the goodwill will not be recoverable, as determined based on the undiscounted cash flows of the acquired business over the remaining amortization period, the carrying value is reduced to net realizable value. There were no such reductions in carrying value during the six months ended June 30, 2000 or 1999.

Revenue recognition. Sagent's revenues are derived from two sources, licenses and services. License revenues include product sales, Internet hosting, royalties and data. Service revenues include consulting, training, processing and maintenance.

Effective January 1, 1998, Sagent adopted SOP 97-2,"Software Revenue Recognition" with the exception of the provision deferred by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2." License revenues from direct product sales to end users customers are recognized upon shipment of the product, after execution of a signed license agreement or a definitive purchase order, provided no significant vendor obligation exists, the fee is fixed and determinable, and collection is deemed probable. If an acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of that period. Generally, Sagent recognizes license revenues from enterprise application vendors, distributors and resellers based on sell- through of Sagent's products. If, however, the contract stipulates an advance, non-refundable royalty payment, revenue is recognized upon execution of the contract. Sagent's business practice is to provide payment terms that range from thirty days to one year from the invoice date, with the majority being 30 days from the invoice date. Accordingly, payment terms that exceed one year are not considered fixed and determinable and revenue is recognized as payments become due.

Internet hosting revenues are recognized upon the customer's download of data from Sagent's Internet site, provided payment has been received in advance. If payment is not received in advance, revenue from Internet sales is recognized upon download of data, but only if a signed contract exists, the fee is fixed and determinable, and collection is deemed probable. To date internet hosting revenues have not be significant to the financial results of Sagent.

Service fees are charged separately from licenses. In instances where Sagent enters into service agreements with license agreements, Sagent views them as multi-element arrangements for revenue recognition purposes. When arrangements contain multiple elements, and for which vendor specific objective evidence (VSOE) of fair valued exists for the undelivered elements, Sagent recognizes revenue from the delivered elements based on the residual contract value as prescribed by SOP 98-9, "Modifications of SOP 97-2, Software revenue recognition." Undelivered elements consist primarily of post contract support (PCS) such as software upgrades and data upgrades and other services such as training and consulting. VSOE for services and training is established based on the price charged when services are sold separately. VSOE for PCS is based on renewal rates. Services are not considered essential to the functionality of the software. Sagent recognizes revenues allocated to PCS ratably over the PCS period, which is generally 12 months. For revenue allocated to services such as consulting and training, Sagent recognizes revenue as the related services are performed.

Software development costs. Software development costs are included in product development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The capitalized cost is then amortized on a straight-line basis over the estimated product life, or the ratio of current revenues to total product revenues, whichever is greater. To date, with the exception of certain products developed by QMS in 1998 and earlier years, the period between achieving technological feasibility, which Sagent has defined as the establishment of a working model, typically occurring when the beta testing commences, and the general availability of such software has been short, and software development cost qualifying for capitalization have been insignificant.

Net income (loss) per share. Under the provisions of SFAS No. 128, "Earnings per Share," basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options, warrants and convertible preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

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

    In March 2000, the Emerging Issues Task Force reached a consensus on Issue 00-3, "Application of AICPA Statement of Position 97-2, `Software Revenue Recognition,' to Arrangements That Include the Right to Use Software Stored on Another Entity's

Hardware" (EITF 00-3). In general, EITF 00-3 states that if the customer does not have the option to physically take possession of the software, the transaction is not within the scope of SOP 97-2 and revenue should be recognized ratably over the hosting period as a service arrangement. However, if the customer has the option to take physical delivery of the software and specific pricing information is available for both the software and hosting components of the arrangement, then the software revenue may be recognized when the customer first has access to the software and revenue from the hosting component should be recognized ratably over the hosting period. Sagent is currently evaluating EITF 00-3 and do not expect that the pronouncement will have a significant impact on our financial position, results of operations or cash flows. Sagent will be required to implement EITF 00-3 for the year ending December 31, 2000.

    In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial

Statements." SAB No. 101 expresses the views of the SEC Staff in applying generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB 101B to defer the effective date of the implementation of SAB 101 until the fourth quarter of 2000. Sagent does not anticipate the adoption of SAB 101 will have a material impact on its financial position, results of operations, or cash flows.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to any derivatives. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until fiscal years commencing after June 15, 2000. Sagent will adopt SFAS No. 133 in its quarter ending March 31, 2001. Sagent does not believe the pronouncement will have a material effect on its financial condition, results of operations or cash flows.

NOTE 2. MERGER RESERVE

On December 11, 1999, Sagent completed its merger with Qualitative Marketing Software, Inc. (QMS). The merger was accounted for as a pooling-of-interests. Sagent issued 2.1 million shares of common stock in exchange for all outstanding stock of QMS. Sagent also assumed all options to purchase QMS stock, which were converted into options to purchase 428 shares of Sagent stock.

Costs incurred in connection with the merger were charged to the results of operations for the year ended December 31, 1999. During the three-month period ended June 30, 2000 estimated legal and accounting fees totaling $550 were reclassified to transaction costs from severance and other personnel costs. There is no impact on the financial position or operating results of Sagent related to such reclassification. Activity in the merger reserve during the six months ended June 30, 2000 was as follows:

                                      December 31,                      June 30,
                                          1999       Costs    Credit      2000
                                        Balance      Paid     Amounts   Balance
                                      ------------ --------- --------- ----------
Severance and other personnel costs..        $328      $222                 $106
Transaction costs....................       3,213       440     1,950        823
Elimination of duplicate systems
  and equipment......................         118        48                   70
Other................................         450       177                  273
                                      ------------ --------- --------- ----------
                                           $4,109      $887    $1,950     $1,272
                                      ============ ========= ========= ==========

Severance and other personnel costs consist of severance pay and outplacement for nine employees. Transaction costs consist of litigation costs, professional brokerage, legal, and accounting fees.

On December 23, 1999 QMS and Sagent were served with a demand for arbitration prepared by the Corum Group Ltd. (Corum). In its demand, Corum claims that QMS breached an agreement signed in 1998 to convey to Corum a certain percentage of the consideration received by QMS as a result of its acquisition by Sagent. QMS had terminated the agreement in question, which had involved the provision of strategic consulting services by Corum to QMS. On April 27, 2000 the parties agreed to settle the claim in exchange for 125 shares of Sagent common stock valued at approximately $938 on the settlement date. Such common stock was issued and registered for sale in July 2000. The resulting excess reserve of $1,950 was reversed in operations during the three month period ended June 30, 2000.

The remaining merger reserve, after issuance of the common stock to Corum, are estimated to be $334. The remaining severance and other personnel costs accrual relates to one individual. Other remaining accruals consist primarily of fees to be paid to legal, accounting, marketing and other professionals. Sagent expects to complete all merger activities by December 31, 2000.

During 1999 QMS abandoned certain product development projects as changes in technology and competitive factors eliminated their viability as successful projects. Prior to 1999, certain development costs related to these development projects had been capitalized. Upon abandonment of the development efforts, the carrying value of such development costs of $800 was charged to costs of goods sold.

NOTE 3. GOODWILL AND OTHER NON-CURRENT ASSETS

Goodwill and other non-current assets comprise the following:

                                  Economic
                                    Life    June 30, 2000 December 31, 199
                                  --------- ------------- ----------------
                                             (Unaudited)

Goodwill:
   Sagent UK......................    5           $3,186           $3,075
   Sagent France S.A..............    5              498              500
   Sagent GmbH....................    5            2,463            2,462
   Sagent do Brazil...............    5            1,222                0
   Smarter Software, Inc..........   10              570              750

Other Assets
   eGlobal joint venture, net.....                   900                0
   NetAcumen, Inc. joint venture..                   380              380
   Deposits.......................                   683              626
   Non-compete agreement..........                    80              140
   Other..........................                 1,129            1,273
                                            ------------- ----------------
                                                 $11,111           $9,206
                                            ============= ================

Investments in the eGlobal and NetAcumen joint ventures are accounted for under the equity and cost methods, respectively. Sagent's ownership interest in both eGlobal and NetAcumen, Inc. was 19.99% and 9.79%, respectively as of June 30, 2000 and December 31, 1999. Revenues from sales to NetAcumen during the three and six months ended June 30, 2000 were $20 and $770, respectively. There were no sales to eGlobal during the three and six months ended June 30, 2000. There were no sales to eGlobal or NetAcumen during the three or six months ended June 30, 1999. Losses related to Sagent's percentage ownership interest the joint venture accounted for under the equity method were $102 for the three and six months ended June 30, 2000.

NOTE 4. SEGMENT REPORTING

    Sagent is organized and operates as one operating segment: the design, development, marketing, and support of software designed to address organizations' information access, analysis and delivery needs. Sagent sells its products domestically and internationally. Revenues by geographic area are:

                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                    ---------- ----------- --------- ---------
                                       2000       1999        2000      1999
                                    ---------- ----------- --------- ---------
United States and Canada............       86%         81%       88%       86%
Rest of World.......................       14%         19%       12%       14%

No one country in the rest of the world comprised more than 10% of total net revenues during the three or six months periods ended June 30, 2000 and 1999. None of Sagent's international operations have material long-lived assets.

NOTE 5. ACQUIRIED IN-PROCESS RESERARCH AND DEVELOPMENT

In February 1998, Sagent acquired Talus, Inc. for an aggregate purchase price of $3.5 million.

Prior to the acquisition, Talus was in the process of developing analytical software applications to complement its design and implementation business. The four projects underdevelopment were consisted of analytical software applications for food service, hospitality, manufacturing, and high technology industries. These analytical software applications allow organizations to model decision processes unique to their industry, such as decisions on products, sales and distribution channels, and customers.

The method used to estimate the fair value of the analytical software applications under development was a discounted cash flow model, similar to the traditional income approach, adjusted for cost to complete and stage of completion. Sagent first estimated revenue, cost of revenue, and operating expenses for the analytical software applications. Estimated earnings were discounted at a rate of 35% because of uncertainties associated with such estimates. Development of these applications was a significant risk due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and significant threats from numerous companies. The nature of the efforts to develop the acquired technology into commercially viable products consist principally of completing all planning, designing and testing activities necessary to establish that the acquire din-process applications will be successfully developed.

At the time of acquisition, Talus had incurred approximately $2.0 million in research and development expense on these projects. Sagent estimated that development was on average 55% complete and $1.7 million would be required to complete development applications. Development of the applications was expected to be completed in 1999. Development efforts are now substantially complete and the result has been substantially consistent, in all material respects, with Sagent's assumptions at the time of acquisition. The developed applications were introduced to the market in the 1999. Sagent incurred a total of $1.1 million to finalize the development of the application. Revenue from licensing the applications has not been material to Sagent's overall position at the present time. Therefore, it is difficult to assess the accuracy of revenue projections early in the product life cycle.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Amounts in 000's)

All statements, trend analysis and other information contained in the following discussion relative to markets for Sagent's products and trends in revenues, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, including those set forth in "Factors Affecting Results of Operations" on page 17, and Sagent's actual results of operations may differ materially from those contained in the forward-looking statements.

OVERVIEW

     We develop, market, and support products and services that help businesses collect, analyze, understand, and act on customer and operational information in real- time. Our products and services provide a way for an organization's employees, customers, and partners to use the World Wide Web to examine the internal data they already have and to supplement that data with external, value-added information such as demographic, geographic, or other content. We refer to our products as "Real-time eBusiness Intelligence" solutions because they enable organizations to use our software and services to rapidly make more informed, intelligent decisions and to spread that ability across the enterprise. We were incorporated in April 1995, and began selling the first products during the fourth quarter of 1996.

     We sell our software products directly to end user customers through our direct sales force and through indirect channel partners such as enterprise application vendors, resellers and distributors. Enterprise application vendors generally integrate our products with their applications and will embed them into their products or resell them with their products. Our other indirect channel partners, principally resellers and distributors, sell our software products to end user customers. We derive revenues primarily from license fees for software products and to a lesser extent, fees for services relating to the software products, including consulting, training, software and data updates, technical support and real time marketing services on the web.

Our revenues are derived from two sources, licenses and services. License revenues include product sales, Internet hosting, royalties and data updates. Service revenues include consulting, training, processing, and maintenance.

Effective January 1, 1998, we adopted SOP 97-2,"Software Revenue Recognition" with the exception of the provision deferred by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2." License revenues from direct product sales to end users customers are recognized upon shipment of the product, after execution of a signed license agreement or a definitive purchase order, provided no significant vendor obligation exists, the fee is fixed and determinable, and collection is deemed probable. If an acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of that period. Generally, we recognize license revenues from enterprise application vendors, distributors and resellers based on sell-through of our products. If, however, the contract stipulates an advance, non-refundable royalty payment, revenue is recognized upon execution of the contract. Our business practice is to provide payment terms that range from thirty days to one year from the invoice date, with the majority being 30 days from the invoice date. Accordingly, payment terms that exceed one year are not considered fixed and determinable and revenue is recognized as payments become due.

Internet hosting revenues are recognized upon the customer's download of data from our Internet site, provided payment has been received in advance. If payment is not received in advance, revenue from Internet sales is recognized upon download of data, but only if a signed contract exists, the fee is fixed and determinable, and collection is deemed probable. To date Internet hosting revenues have not be significant to the financial results of Sagent.

Service fees are charged separately from licenses. In instances where we enters into service agreements with license agreements, we view them as multi-element arrangements for revenue recognition purposes. When arrangements contain multiple elements, and for which vendor specific objective evidence (VSOE) of fair valued exists for the undelivered elements, we recognize revenue from the delivered elements based on the residual contract value as prescribed by SOP 98-9, "Modifications of SOP 97-2, Software revenue recognition." Undelivered elements consist primarily of post contract support (PCS) such as software upgrades and data upgrades and other services such as training and consulting. VSOE for services and training is established based on the price charged when services are sold separately. VSOE for PCS is based on renewal rates. Services are not considered essential to the functionality of the software. We recognize revenues allocated to PCS ratably over the PCS period, which is generally 12 months. For revenue allocated to services such as consulting and training, we recognize revenue as the related services are performed.

We sell our products outside of the United States through our subsidiaries located in the United Kingdom, France, Germany, Japan, Brazil and through our distributors in Benelux, Spain, South Africa, and the Pacific Rim. Revenues from licenses and services to customers outside the United States represented approximately $2.4 million and $1.9 million, for the three months ended June 30, 2000 and 1999, respectively, and $3.9 million and $2.6 million, for the six months ended June 30, 2000 and 1999, respectively.

Historically, as a result of the comparatively lower international sales activities and the absence of significant exchange rate fluctuation, our business, financial condition and operating results have not been materially affected by exchange rates.

Sagent Technology, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX ENDED JUNE 30, 2000 AND 1999

The following table sets forth for the periods indicated certain financial data, derived from Sagent's unaudited consolidated condensed statements of operations, as a percentage of total net revenues for the periods indicated:

                                                  Three Months Ended     Six Months Ended
                                                       June 30,              June 30,
                                                --------------------- ---------------------
                                                   2000       1999       2000       1999
                                                ---------- ---------- ---------- ----------
Net Revenues:
  Licenses......................................     63.1%      69.0%      61.5%      71.2%
  Services......................................     36.9%      31.0%      38.5%      28.8%
                                                ---------- ---------- ---------- ----------
     Total net revenues........................     100.0%     100.0%     100.0%     100.0%

Net cost of revenues:
  Licenses......................................      2.5%       7.8%       3.0%       7.2%
      development projects......................     14.2%      24.9%      14.5%      21.7%
                                                ---------- ---------- ---------- ----------
     Total cost of revenues.....................     16.7%      32.7%      17.5%      28.9%

Gross profit....................................     83.3%      67.3%      82.5%      71.1%

Operating expenses (credits):
  Sales and marketing...........................     52.6%      55.8%      56.2%      59.1%
  Research and development......................     24.4%      24.0%      26.0%      29.0%
  General and administrative....................      9.8%      11.3%      10.0%      12.1%
  Merger and integration credits................    -11.1%       0.0%      -6.1%       0.0%
                                                ---------- ---------- ---------- ----------
     Total operating expenses...................     75.7%      91.2%      86.1%     100.2%
                                                ---------- ---------- ---------- ----------
Income (loss) from operations...................      7.6%     -23.9%      -3.6%     -29.1%
Interest income, net ...........................      1.2%       3.0%       2.1%       0.7%
                                                ---------- ---------- ---------- ----------
Net income (loss) before income taxes...........      8.8%     -20.9%      -1.5%     -28.4%
Provision for income taxes......................      0.0%      -0.4%       0.0%      -0.6%
                                                ---------- ---------- ---------- ----------
Net income (loss)...............................      8.8%     -21.3%      -1.5%     -29.0%
                                                ========== ========== ========== ==========

NET REVENUES

Total net revenues. Our total net revenues increased 76.9% to $17.5 million for the three months ended June 30, 2000 from $9.9 million for the three months ended June 30, 1999. Total revenue also increased 69.6% to $32.0 million for the six months ended June 30, 2000 from $18.9 million for the six months ended June 30, 2000.

International revenues. International revenues were $2.4 million and $1.9 million for the three months ended June 30, 2000 and 1999, respectively, an increase of 26%, and for the six months ended June 30, 2000, international revenues increased 50% to $3.9 million from $2.6 million for the same period in the prior year. No single customer accounted for more than 10% of our net total revenues for the three and six months ended June 30, 2000 or 1999.

License revenues. Our license revenues increased 61.9% to $11.0 million for the three months ended June 30, 2000 from $6.8 million for the same three month period in 1999, and represented 63.1% and 69.0% of total net revenues for the three months ended June 30, 2000 and 1999, respectively. License revenues increased 46.4% to $19.7 million for the six months ended June 30, 2000 from $13.4 million for the same six month period in 1999, and represented 61.5% and 71.2% of total revenues for the six months ended June 30, 2000 and 1999, respectively. The increase in net revenues from the comparable period in the prior year was primarily attributed to increased acceptance of the Sagent Solution and an expansion in the domestic and international sales organizations. In addition, the number of licenses sold and the average transaction size increased substantially compared to prior periods. We anticipate that license revenues, which have represented a significant portion of our total net revenue to date, will continue to represent a majority of our net revenues for the foreseeable future.

Service revenues. Our service revenues increased to $6.5 million and $12.3 million for the three months and six month periods ended June 30, 2000 and 1999, respectively, representing an increase of 110.2% and 126.8%, respectively. The increases were due to increased revenue levels in all components of service revenues - consulting, training, maintenance and internet services. Service revenues represented 36.9% and 31.0% of total net revenues for the three months ended June 30, 2000 and 1999, respectively, and 38.5% and 28.8% for the six months ended June 30, 2000 and 1999, respectively. The increases were due to the unusually high level of services revenues as a percentage of total net revenue during the three month period ended March 31, 2000.

COST OF REVENUES

Cost of license revenues. Cost of license revenues consists primarily of royalties, product packaging, shipping, media, documentation and fees to providers of data updates. Our cost of license revenue was $437 and $776 for the three months ended June 30, 2000 and 1999, respectively, representing 4.0% and 11.4% of license revenues in the three months ended June 30, 2000 and 1999, respectively. Our cost of license revenue was $956 and $1.4 million for the six months ended June 30, 2000 and 1999, respectively, representing 4.9% and 10.1% of license revenues in the six months ended June 31, 2000 and 1999, respectively. We expect these costs to grow in absolute dollars in the foreseeable future.

Cost of services: Cost of services consists primarily of personnel costs associated with providing software maintenance, technical support, training and consulting services. Our cost of service revenues was $2.5 million and $1.7 million for the three months ended June 30, 2000 and 1999, respectively, representing an increase of 49.1% and represented 38.4% and 54.1% of service revenues for the three months ended June 30, 2000 and 1999. Our cost of service revenues was $4.7 million and $3.3 million for the six months ended June 30, 2000 and 1999, respectively, representing an increase of 40.8% and represented 37.8% and 60.8% of service revenues for the six months ended June 30, 2000 and 1999. The improvement in service costs as a percent of service revenues was primarily due to improved utilization of consulting personnel and reduced reliance on outside consultants. We expect these costs to grow in absolute dollars in the foreseeable future.

Amortization related to certain development projects. During 1999 QMS abandoned certain product development projects as changes in technology and competitive factors eliminated their viability as successful projects. Prior to 1999, certain development costs related to these development projects had been capitalized. Upon abandonment of the development efforts, the carrying value of such development costs of $800 was charged to costs of goods sold.

GROSS MARGIN

Gross margin. Gross margins improved to 83.3% for the three months ended June 30, 1999 from 67.3% for the same period in the prior year. For the six month period ended June 30, 2000, gross margin improved to 82.5% from 71.1% for the same period in the prior year. The improvement was primarily due to increase in margins related to service revenues as impacted by improved utilization rates and increased labor rates charged to customers. In the future, our total gross margin percentages may be adversely affected by mix of software products and services revenue and increased competition.

OPERATING EXPENSES

Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, commissions, recruiting, bonuses and travel expenses for sales and marketing personnel as well as marketing programs costs. Sales and marketing expenses increased 66.8% to $9.2 million for the three months ended June 30, 2000 from $5.5 million for the three months ended June 30, 1999. During the six month period ended June 30, 2000, sales and marketing expenses increased 61.3% to $18.0 million from $11.2 million for the same six month period in the prior year. Sales and marketing expenses represented 52.6% and 55.8% of total net revenues for the three months ended June 30, 2000 and 1999, respectively. Sales and marketing expenses represented 56.2% and 59.1% of total net revenues for the six month period ended June 30, 2000, and 1999, respectively. These increases in absolute dollars reflect the overall increase in expenses such as those related to new hires, commissions and promotional activities associated with the increase in revenues. We believe that as it expands its direct sales force, presales activities, partnering relationships and its indirect channel sales organization on a worldwide basis, sales and marketing expenses will continue to increase in absolute dollars, although such expenses may vary as a percentage of revenue.

Research and development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased 80.0% to $4.3 million for the three months ended June 30, 2000 from $2.4 million for the three months ended June 30, 1999. For the six month period ended June 30, 2000, research and development expenses increased 51.8% to $8.3 million from $5.5 million for the six month period ended June 30, 1999. Research and development costs represented 24.4% and 24.0% of total net revenues for the three months ended June 30, 2000 and 1999, respectively and 26.0% and 29.0% for the six months ended June 30, 2000 and 1999, respectively. We anticipate that it will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in absolute dollars in future periods, although such expenses may vary as a percentage of total revenues.

In the development of our new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete and is generally defined as completion of a working model.

General and administrative. General and administrative expenses consist primarily of personnel costs for our executive, finance, human resources, and information systems as well as legal and bad debt reserves. General and administrative expenses increased 53.1% to $1.7 million for the three months ended June 30, 2000 from $1.1 million for the same period in the prior year. During the six month period ended June 30, 2000, general and administrative expenses increased 39.7% to $3.2 million from $2.3 million for the same period in the previous year. General and administrative expenses represented 9.8% and 11.3% of total net revenues for the three months ended June 30, 2000 and 1999,respectively and 10.0% and 12.1% for the six months ended June 30, 2000 and 1999, respectively. The decrease was due to the increase in total revenue and reduced spending. We believe that general and administrative expenses will increase in the future in absolute dollars.

Merger and integration credits. Included in accrued merger costs as of December 31, 1999 was the estimated cost to settle certain disputes with Corum Group Ltd. (Corum). On December 23, 1999, QMS and Sagent were served with a demand for arbitration prepared by the Corum Group Ltd. (Corum). In its demand Corum claims that QMS breached an agreement to convey to Corum a certain percentage of the consideration received by QMS as a result of its acquisition by Sagent. QMS had terminated the contract in question, which had involved the provision of strategic counseling services by Corum to QMS, in 1998. On April 27, 2000, the parties agreed to settle the claim in exchange for 125 shares of Sagent common stock. Such common stock with a value of $938 on the settlement date was issued and registered for sale in July 2000. Charges in excess of the settlement amount included in accrued merger costs as of December 31, 1999 were credited to income during the three months ended June 30, 2000.

Remaining merger reserve charges , after issues of the common stock to Corum, related to the QMS merger are estimated to be $334. The remaining severance and other personnel costs accrual relates to one individual. Other remaining accruals consist primarily of fees to be paid to legal, accounting, marketing and other professionals. We expect to complete all merger activities by December 31, 2000.

OTHER INCOME

Other income consists of interest earned on invested cash less interest expense related to borrowings and Sagent's percentage share of losses of joint ventures accounted for under the equity method. Net interest income increased $9 for the three months ended June 30, 2000, from $301 earned in the three months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, we had cash and cash equivalents totaling $7.7 million, a decrease of $8.2 million from December 1999. Since inception, Sagent has funded its operations primarily through the private sales of equity securities, the use of equipment leases, bank lines, and the initial public offering of common stock, not from cash generated by operations.

Net cash used in operating activities was $11.0 million and $1.5 million in the six months ended June 30, 2000 and 1999, respectively. The decrease was primarily the result of funding ongoing operations, including increased receivables, prepaid royalties and other assets, payment of merger related costs and final, fixed payments totaling $2.4 million related to our acquisition of Sagent Technology GmbH entered into during December 1999.

Our investing activities included capital expenditures for property and equipment totaling $4.4 million and $2.1 million for the six months ended June 30, 2000 and 1999, respectively. During the three months ended June 30, 2000, we invested $1.0 million in a joint venture providing distributor services in the Pacific Rim and $1.7 million in connection with it's acquisition of Sagent Do Brazil. During the three months ended June 30, 2000, we recognized losses related to our joint venture investments of $102.

We have agreements with its distributors in Spain, Benelux, South Africa, and the Pacific Rim under which the Sagent has an option to acquire such distributors. Any such acquisition may have the effect of diluting existing stockholders, reducing Sagent's available cash for working capital and other purposes, requiring substantial management attention, or increasing operating, amortization and integration expenses.

Our financing activities provided $2.5 million and $47.0 million in the six month period ended June 30, 2000 and 1999, respectively. During the three months and six months ended June 30, 2000, our financing activities consisted primarily of sales of its common stock and issuance of stock options. Net proceeds from the sale of common stock in its initial public offering in April 1999 amounted to $47.2 million, net of issuance costs.

Sagent currently anticipates that for the foreseeable future it will continue to experience significant growth in its operating expenses related to expansion of its distribution channels, improving operational and financial systems, possibly acquiring or investing in complementary businesses, products or technologies or investing in joint ventures. Such expenditures will be a material use of our cash resources. Sagent believes that its sources of liquidity as of June 30, 2000 will be sufficient to meet its working capital and anticipated capital expenditure requirements for at lease the next 12 months. Thereafter, Sagent may require additional funds to support its working capital requirements or for other purposes, and may seek, even before such time, to raise additional funds through public or private equity financing or from strategic relationships, bank debt, financing under leasing arrangements, or other sources. There can be no assurance that additional financing will be available at all, or that if available, such financing will be obtainable on terms acceptable to Sagent or that are not dilutive to its stockholders. If adequate funds are not available or are not available on acceptable terms, Sagent may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on its business, financial condition and operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

OUR FUTURE OPERATING RESULTS MAY NOT FOLLOW PAST TRENDS DUE TO MANY FACTORS AND

ANY OF THESE COULD CAUSE OUR STOCK PRICE TO FALL

     We commenced operations in June 1995 but we did not begin selling our first products until the fourth quarter of 1996, and a number of new products and new versions of existing products were subsequently introduced. As a result, we have experienced the risks and difficulties frequently encountered by early stage companies, particularly companies in new and rapidly evolving markets. We incurred net losses and losses from operations for the period ended December 31, 1995 and each of year ended thereafter. As of June 30, 2000, we had an accumulated deficit of approximately $43.7 million. Since inception, we have funded our business primarily from the sale of our stock and by borrowing funds, not from cash generated by our business We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses Although our revenues have grown in each year since formation, we cannot be certain that we will sustain or increase our revenues or improve our operating results in the future.

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

     Factors which may cause our future operating results to be below expectations and cause our stock price to fall include:

o The demand for and acceptance of Enterpise Intelligence solutions in general and our products, enhancements and services

o The maintenance and development of our strategic relationships with enterprise application vendors, resellers and distributors

o The introduction, timing and competitive pricing of our products and services and those of our competitors

o The size and timing of significant orders

o The expansion and rate of success of our direct sales force and indirect distribution channels both domestically and internationally

o The attraction and retention of key personnel, particularly in our sales, services and support groups

o The commercialization of our products incorporating advanced technologies

o The growth of the market for Enterprise Intelligence solutions

o The timing and successful integration of and costs related to technologies and businesses we may acquire in the future

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

     We have grown rapidly and will need to continue to grow in all areas of operation in order to execute our business strategy. We anticipate significant increases in the number of employees. Sustaining our growth has placed significant demands on management as well as on our administrative, operational and financial resources and controls. In particular, we need to substantially upgrade our enterprise resource planning functions, including accounting, order entry and customer entry, which will become insufficient as we grow. We also will need to institute new systems such as human resource management and time and billing.

WE INTEND TO EXPAND INTERNATIONAL OPERATIONS BUT WE MAY ENCOUNTER A NUMBER OF PROBLEMS IN DOING SO WHICH COULD LIMIT OUR FUTURE GROWTH

     We may not be able to successfully market, sell, deliver and support our products and services internationally. Our failure to manage our international operations effectively could limit the future growth of our business. International sales represented approximately 12% of our total revenue for the six months ended June 30, 2000. We conduct our international sales through local subsidiaries in the United Kingdom, Germany, France, Japan and Canada and through distributor relationships in, Benelux, South Africa and eight Pacific Rim countries. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources to open additional international offices and hire international sales personnel. Localizing our products is difficult and may take longer than we anticipate due to difficulties in translation and delays we may experience in recruiting and training international staff. In addition, we currently have limited experience in developing local versions of our products, as well as marketing, selling and supporting our products and services overseas

OUR MARKETS ARE HIGHLY COMPETITIVE AND COMPETITION COULD HARM OUR ABILITY TO SELL PRODUCTS AND SERVICES AND REDUCE OUR MARKET SHARE

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

CUSTOMER ORDER FULFILLMENT

The timing and amount of our sales depend on a number of factors that make estimating operating results prior to the end of any period uncertain. For example, we do not typically maintain a significant backlog and sales are dependent on our ability to appropriately forecast product demand. In addition, our customers historically request fulfillment of orders in a short period of time, resulting in limited visibility to sales trends. Consequently, our operating results depend on the volume and timing of orders and our ability to fulfill orders in a timely manner. Historically, sales in the third month of the quarter have been higher than sales in each of the first two months of the quarter. Non-linear sales patterns make business planning difficult, and increase the risk that our quarterly results will fluctuate.

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

     A key element of our strategy is to market our products and services to large organizations with significant data management and access needs. These customers take an extended time evaluating our products before purchasing them. The period of time between initial customer contact and a purchase order may span six months or more. Our products have had, and we expect them to continue to have, an even longer sales cycle in international markets than in the United States and Canada. During the evaluation period, a variety of factors may lead customers to not purchase or scale down orders of our products including:

o Reductions in demand for Enterprise Intelligence solutions

o Introduction of new products by competitors or pricing pressures

o Changes in our customers' budgets and purchasing priorities

o Diversion of resources and management's attention to other information technology issues

     In addition, we often must provide a significant level of education to our prospective customers regarding the use and benefit of our products, which may cause additional delays during the evaluation and acceptance process.

OUR EXECUTIVE OFFICERS AND KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE

     Our future success depends upon the continued service of our executive officers and other key employees as well as our ability to hire a significant number of new employees. We are particularly dependent on the continued services of employees in our professional services, sales groups and executive staff. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. We do not maintain

"key-person" life insurance policies covering any of our employees.

CONTINUED RESTRUCTURING OF OUR SALES FORCE MAY LIMIT PRODUCTIVITY

We historically have relied heavily on its direct sales force. For the past several years, We have restructured or made other adjustments to its sales force at least once a year. These changes have generally resulted in a lack of focus and temporarily reduced productivity by our sales force that may have affected revenues in a quarter. There can be no assurances that we will not continue to restructure our sales force or that the related transition issues associated with restructuring the sales force will not recur.

OUR ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS AND DILUTE STOCKHOLDER VALUE

     We have and intend to continue to make investments in or acquire complementary companies, products and technologies. We have limited organizational experience in these matters and need to develop the relevant skills if we are to be successful in any such endeavor. Development of these skills could consume management's time and other resources. We could have difficulty in assimilating the acquired company's operations. In addition, we may be unsuccessful in retaining the key personnel of the acquired company. Moreover, we currently do not know and cannot predict the accounting treatment of any such acquisition, in part because we cannot be certain what accounting regulations, conventions or interpretations may prevail in the future. If we acquire complementary technologies or products, we could experience difficulties assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing stockholders, and adversely affect the price of our common stock.

    We have no significant history of operations on a combined basis with QMS, which we acquired in December 1999 in a stock exchange transaction. Accordingly, the historical financial statements and pro forma financial information presented in the

Form 10-K filed on March 16, 2000 and the historical financial statements filed in this Form 10-Q may not be indicative of the results that would have been obtained had the acquisition occurred prior to the commencement of the periods covered herein. We may not be successful in integrating the operations and personnel of QMS into our business, incorporating the QMS products and any other acquired technologies into our product lines, derive significant future sales from QMS products. We may also not be able to establish and maintain uniform standards, controls procedures and policies, or avoid the impairment of relationships with employees and customers as a result of changes in management. To the extent that we are unable to do these things, our business, financial condition and results of operations would be materially affected.

WE CANNOT PREDICT THE IMPACT OF RECENT ACTIONS AND COMMENTS BY THE SEC AND FASB

Recent actions and comments from the SEC have indicated they are reviewing the current valuation methodology of in-process research and development related to business combinations. The SEC is concerned that some companies are writing off more of the value of an acquisition than is appropriate. We believe we are in compliance with all of the rules and related guidance as they currently exist. However, there can be no assurance that the SEC will not seek to reduce the amount of in-process research and development previously expensed by us. This would result in the restatement of our previously filed financial statements and could have a material adverse effect on our results of operations and financial condition for periods subsequent to the acquisitions. Additionally, the Financial Accounting Standards Board ("FASB") has announced that it plans to rescind the pooling of interests method of acquisition accounting. If this occurs, it could alter our acquisition strategy and potentially impair our ability to acquire companies.

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

o Third parties' abilities to develop new enabling technologies in a timely manner

o The Internet's ability to handle increased activity

o The Internet's ability to operate as a fast, reliable and secure network

o Potential changes in government regulation

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

     Timeline, Inc. filed an infringement suit against us. See Legal Proceedings.

IF WE LOSE KEY LICENSES WE MAY BE REQUIRED TO DEVELOP OR LICENSE ALTERNATIVES WHICH MAY CAUSE DELAYS OR REDUCTIONS IN SALES

     We rely on software that we have licensed from Opalis S.A. to perform key functions of our Sagent Automation product, which automates common tasks in managing data. We also rely on software we have licensed from Microsoft Corporation to allow users to be able to customize the user interface provided by our Sagent Design Studio product. These licenses may not continue to be available to us on commercially reasonable terms. The loss of either of these licenses could result in delays or reductions of shipments of our product suite until equivalent software could be developed, identified, licensed and integrated. If customers require the automation and/or the user interface customization features when licenses for either of those is not available, they may delay or decline to purchase our product suite.

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

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES WILL HAVE SIGNIFICANT CONTROL OVER US AND MAY APPROVE OR REJECT MATTERS CONTRARY TO YOUR VOTE

     Our executive officers and directors, together with their affiliates, beneficially own a significant percentage of our outstanding common stock. These stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or similar transactions even if other stockholders disagree.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On March 22, 1999 Timeline, Inc. filed a complaint against Sagent in Federal District Court alleging that Sagent's DMS product suite infringes one or more of the claims of a Timeline patent. Sagent filed its original answer to the complaint on

April 19, 1999 denying the material allegations of Timeline's complaint asserting, among other things, that the Timeline patent was invalid and unenforceable. Timeline filed an amended complaint on February 18, 2000 wherein it contends that Sagent's DMS Product Suite infringes one or more claims of three of Timeline's patents. Sagent filed its answer to the new complaint on March 6, 2000, denying the material allegations in Timeline's complaint and asserting that all three of the patents asserted by Timeline are invalid and unenforceable. As a result, the trial date in this matter has been reset for January 29, 2001. Sagent is presently vigorously defending the suit and at this point we cannot reasonably determine the outcome of the dispute.

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

None.

Item 5. Other Information

(c) Exhibits

Item 6. Exhibits and Reports on Form 8-K

SAGENT TECHNOLOGY, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGENT TECHNOLOGY, INC.

(Registrant)
Dated: August 14, 2000

By:	/s/ David Eliff

DAVID ELIFF
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Number	Exhibit Description
27.1	Financial Data Schedule