Form 10-Q
period 2000-09-30
SAGENT TECHNOLOGY INC
filed 2000-11-14
CIK 1058425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

    The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding at September 30, 2000 was 28,896,052.

SAGENT TECHNOLOGY, INC. QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2000
INDEX

PART I. CONSOLIDATED CONDENSED FINANCIAL INFORMATION	Page No.

Item 1. Unaudited Consolidated Condensed Financial Statements:

Consolidated Condensed Balance Sheets September 30, 2000 and December 31, 1999	**

Consolidated Condensed Statements of Operations Three and Nine months ended September 30, 2000 and 1999	**

Consolidated Condensed Statements of Cash Flows Nine months ended September 30, 2000 and 1999	**

Notes to Unaudited Consolidated Condensed Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**
Exhibit Index	**

SAGENT TECHNOLOGY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

                                                       September 30, December 31,
                                                       ----------- ------------
                                                           2000          1999
                                                       -----------  -----------
                          Assets
Current assets:
  Cash and cash equivalents.........................  $    11,489  $    15,910
  Marketable securities.............................        3,914       22,309
  Accounts receivable, net .........................       12,515       11,027
  Other current assets..............................       10,252        4,576
                                                       -----------  -----------
     Total current assets...........................       38,170       53,822
Property and equipment, net.........................        5,808        3,676
Intangible assets, net..............................        7,833        6,787
Other assets........................................        3,686        2,419
                                                       -----------  -----------
     Total assets...................................  $    55,497  $    66,704
                                                       ===========  ===========

           Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..................................  $     2,756  $     1,151
  Accrued liabilities...............................        7,861       10,034
  Deferred revenue..................................        6,974        5,910
  Accrued merger costs..............................           --        4,109
  Current portion of capital lease
     obligations....................................          815          635
                                                       -----------  -----------
     Total current liabilities......................       18,406       21,839
Deferred revenue....................................          330        1,140
Long-term portion of capital lease
   obligations......................................        1,102          351
                                                       -----------  -----------
     Total liabilities..............................       19,838       23,330
                                                       -----------  -----------

Stockholders' equity:
  Common stock......................................           29           28
  Additional paid-in capital........................       91,030       89,135
  Deferred stock compensation.......................        1,631           --
  Notes receivable from stockholders................       (5,146)      (2,625)
  Accumulated translation adjustment................          222           73
  Accumulated deficit...............................      (52,107)     (43,237)
                                                       -----------  -----------
     Total stockholders' equity.....................       35,659       43,374
                                                       -----------  -----------
     Total liabilities and stockholders'
       equity.......................................  $    55,497  $    66,704
                                                       ===========  ===========

See accompanying notes to consolidated condensed financial statements.

SAGENT TECHNOLOGY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                  Three Months Ended    Nine Months Ended
                                                    September 30,         September 30,
                                                --------------------- ---------------------
                                                   2000       1999       2000       1999
                                                ---------- ---------- ---------- ----------
Net revenues:
  Licenses.....................................    $7,823     $9,016    $27,513    $22,462
  Services.....................................     5,996      4,058     18,346      9,504
                                                ---------- ---------- ---------- ----------
     Total net revenues........................    13,819     13,074     45,859     31,966
                                                ---------- ---------- ---------- ----------
Net cost of revenues:
  Licenses.....................................       477        890      1,431      2,242
  Services......................................    3,086      1,947      7,750      5,261
  Amortization of abandoned
     development projects......................      --          800       --        1,600
                                                ---------- ---------- ---------- ----------
     Total cost of revenues....................     3,563      3,637      9,181      9,103
                                                ---------- ---------- ---------- ----------
Gross profit...................................    10,256      9,437     36,678     22,863
                                                ---------- ---------- ---------- ----------
Operating expenses (credits):
  Sales and marketing..........................     9,768      6,604     27,741     17,763
  Research and development.....................     4,525      2,505     12,818      7,983
  General and administrative...................     4,047      1,214      8,140      3,506
  Merger and integration credits...............       368       --       (2,318)      --
                                                ---------- ---------- ---------- ----------
     Total operating expenses..................    18,708     10,323     46,381     29,252
                                                ---------- ---------- ---------- ----------
Loss from operations...........................    (8,452)      (886)    (9,703)    (6,389)
Other income, net .............................       270        433      1,052        573
                                                ---------- ---------- ---------- ----------
Net loss before income taxes...................    (8,182)      (453)    (8,651)    (5,816)
Provision for income taxes.....................       199         63        216        181
                                                ---------- ---------- ---------- ----------
Net loss.......................................   ($8,381)     ($516)   ($8,867)   ($5,997)
                                                ========== ========== ========== ==========

Basic and diluted net loss per share...........    ($0.29)    ($0.02)    ($0.31)    ($0.22)
                                                ========== ========== ========== ==========

Number of shares used in calculation of
  basic and diluted net loss per share..........   28,490     27,503     28,358     27,070

See accompanying notes to consolidated condensed financial statements.

SAGENT TECHNOLOGY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                       Nine Months Ended
                                                        Septwember 30,
                                                    ---------- -----------
                                                        2000        1999
                                                    ----------  ----------
Cash flows from operations:
 Net loss.......................................   $   (8,867) $   (5,997)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization................        3,927       3,089
   Stock option compensation....................           60           --
   Change in operating assets and
     liabilities:
        Accounts receivable.....................       (1,488)     (2,120)
        Other assets current....................       (8,130)     (2,466)
        Other assets............................         (540)     (3,855)
        Accounts payable........................        1,605        (641)
        Accrued liabilities.....................       (2,173)      4,517
        Deferred revenue........................          254         730
        Accrued merger costs....................       (4,109)          --
                                                    ----------  ----------
 Net cash used in operating activities..........      (19,461)     (6,743)
                                                    ----------  ----------
Cash flows from investing activities:
 Sale of marketable securities..................       50,230      88,896
 Purchase of marketable securities..............            --   (125,691)
 Investment in Sagent do Brazil and others......       (1,166)          --
 Investment in eGlobal joint venture, net.......         (900)          --
 Purchase of property and equipment.............      (38,363)     (2,255)
 Disposals of property and equipment............        1,210       1,193
                                                    ----------  ----------
 Net cash provided by (used in) investing
   activities...................................       11,011     (37,857)
                                                    ----------  ----------
Cash flows from financing activities:
 Proceeds from capital lease financing..........        1,277       2,478
 Payments of principal under capital lease
   obligations..................................         (346)     (4,375)
 Proceeds from issuance of common stock.........        1,781      48,793
 Proceeds from exercise of stock options........        1,118           --
                                                    ----------  ----------
 Net cash provided by financing activities......        3,830      46,896
                                                    ----------  ----------
Effect of exchange rate changes.................          149          (3)
                                                    ----------  ----------
Net increase (decrease) in cash and
   cash equivalents.............................       (4,471)      2,293
Cash and cash equivalents, beginning
  of the period.................................       15,910       3,383
                                                    ----------  ----------
Cash and cash equivalents, end of the period....   $   11,439  $    5,676
                                                    ==========  ==========
Supplemental disclosure of cash flow
  information:
   Cash payments for interest...................   $      108  $      272
   Cash payments for taxes......................   $      203  $      159

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

Basis of Presentation. The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of Sagent, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position at September 30, 2000 and December 31, 1999, the operating results for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. These financial statements and notes should be read in conjunction with Sagent's audited financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 16, 2000. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Principles of consolidation. The unaudited consolidated condensed financial statements include the accounts of Sagent Technology, Inc. and its wholly-owned subsidiaries, Qualitative Marketing Software, Inc. (QMS), Sagent U.K., Ltd., Sagent Technology GmbH, Sagent France, S.A., Sagent Technology Japan KK, Sagent Technology Canada Inc., and Sagent do Brazil. All significant intercompany accounts and transactions have been eliminated.

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

Cash and cash equivalents. Sagent considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Sagent's cash and cash equivalents at September 30, 2000 and 1999 consisted of deposits in domestic banks and money market funds.

Marketable securities. Management determines the appropriate classifications of investments in debt and equity securities at the time of purchase. At September 30, 2000, Sagent's investments consist of commercial paper and corporate debt securities, are classified as available-for-sale, and carried at fair value. The fair value of Sagent's available-for-sale securities is based on quoted market prices at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest and other income (expense), in the accompanying consolidated statements of operations.

Business risk and concentration of credit risk. Financial instruments which potentially subject Sagent to concentrations of credit risk consist primarily of marketable securities and trade accounts receivable. Sagent places its cash investments with four major financial institutions and has investment policies that limit investments to investment grade securities. Sagent maintains allowances for potential credit losses and such losses to date have been within management's expectations. There were no customers with balances due to Sagent in excess of 10% of aggregate accounts receivable at September 30, 2000 or 1999.

Goodwill and other intangible assets. The costs of businesses acquired in excess of the fair value of net assets acquired (goodwill), are amortized over their estimated useful lives, generally five years. If events or changes in circumstances indicate the goodwill and other long-lived assets will not be recoverable, as determined by a comparison of the carrying value of the asset to forecasted undiscounted cash flows expected to be generated by the asset, the carrying value is reduced to net realizable value. There were no such reductions in carrying value during the nine months ended September 30, 2000 or 1999.

Revenue recognition. Sagent's revenues are derived from two sources, licenses and services. License revenues include product sales, Internet hosting, royalties and data updates. Service revenues include consulting, training, processing and maintenance.

Sagent accounts for software revenue pursuant to SOP 97-2,"Software Revenue Recognition". License revenues from direct product sales to end users' customers are recognized upon shipment of the product, after execution of a signed license agreement or a definitive purchase order, provided no significant vendor obligation exists, the fee is fixed and determinable, and collection is deemed probable. If an acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of that period. Generally, Sagent recognizes license revenues from enterprise application vendors, distributors and resellers based on sell- through of Sagent's products. If, however, the contract stipulates an advance, non-refundable royalty payment, revenue is recognized subject to necessary deferrals for undelivered elements. Sagent's business practice is to provide payment terms that range from thirty days to one year from the invoice date, with the majority being 30 days from the invoice date. Accordingly, if payment terms exceed one year, fees from an arrangement are not considered fixed and determinable and revenue is recognized as payments become due.

Internet hosting revenues are recognized upon the customer's download of data from Sagent's Internet site, provided payment has been received in advance. If payment is not received in advance, revenue from Internet sales is recognized upon download of data, but only if a signed contract exists, the fee is fixed and determinable, and collection is deemed probable. To date internet hosting revenues have not been significant to the financial results of Sagent.

Service fees are charged separately from licenses. In instances where Sagent enters into service agreements with license agreements, Sagent views them as multi-element arrangements for revenue recognition purposes. When arrangements contain multiple elements, and for which vendor specific objective evidence (VSOE) of fair value exists for the undelivered elements, Sagent recognizes revenue from the delivered elements based on the residual contract value as prescribed by SOP 98-9, "Modifications of SOP 97-2, Software revenue recognition." Undelivered elements consist primarily of post contract support (PCS) such as software upgrades and data upgrades and other services such as training and consulting. VSOE of fair value for services and training is established based on the price charged when services are sold separately. VSOE of fair value for PCS is based on renewal rates. Services are not considered essential to the functionality of the software. Sagent recognizes revenues allocated to PCS ratably over the PCS period, which is generally 12 months. For revenue allocated to services such as consulting and training, Sagent recognizes revenue as the related services are performed.

Software development costs. Software development costs are included in product development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The capitalized cost is then amortized on a straight-line basis using the estimated product life, or the ratio of current revenues to total product revenues, whichever is greater. To date, with the exception of certain products developed by QMS in 1998 and earlier years, the period between achieving technological feasibility, which Sagent has defined as the establishment of a working model, typically occurring when the beta testing commences, and the general availability of such software has been short, and software development cost qualifying for capitalization have been insignificant.

Net income (loss) per share. Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options, warrants and convertible preferred stock were not included in the computation of diluted net loss per share for any period presented because the effect would be antidilutive.

Accumulated other comprehensive income. Accumulated other comprehensive income consists of cumulative translation adjustments. There was no significant tax effect on the components of other comprehensive income for the three month and nine month periods ended September 30, 2000 and 1999.

Recent accounting pronouncements. In March 2000, the Emerging Issues Task Force reached a consensus on Issue 00-2, "Accounting for the Costs of Developing aWeb Site" (EITF 00-2). In general, EITF 00-2 states that the costs of developing a web site should be accounted for under the provisions of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. EITF 00-2 is effective for costs incurred after June 30, 2000. EITF 00-2 has not had a material effect on the company's results of operations or financial position or liquidity.

    In March 2000, the Emerging Issues Task Force reached a consensus on Issue 00-3, "Application of AICPA Statement of Position 97-2, Software Revenue Recognition," to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware" (EITF 00-3). In general, EITF 00-3 states that if the customer does not have the option to physically take possession of the software, the transaction is not within the scope of SOP 97-2 and revenue should be recognized ratably over the hosting period as a service arrangement. However, if the customer has the option to take physical delivery of the software and specific pricing information is available for both the software and hosting components of the arrangement, then the software revenue may be recognized when the customer first has access to the software and revenue from the hosting component should be recognized ratably over the hosting period. EITF 00-3 has not had a material effect on the company's results of operations or financial position or liquidity.

    In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC Staff in applying generally accepted accounting principles to certain revenue recognition issues. In September 2000, the SEC issued SAB 101B to defer the effective date of the implementation of SAB 101 until the fourth quarter of 2000. Sagent does not anticipate the adoption of SAB 101 will have a material impact on its financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to any derivatives. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date until fiscal years commencing after September 15, 2000. Sagent will adopt SFAS No. 133 in its quarter ending March 31, 2001. Management does not believe that the pronouncement will have a material effect on the company's results of operations, financial position or liquidity.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB 25". This Interpretation clarifies (a) the definition of employee for the purpose of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a compensationary plan, (c) the consequence of various modifications to a previously fixed stock option or award, and (d) the accounting for a change of stock compensation awards in a business combination. This Interpretation is effective on July 1, 2000, however, certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The interpretation will not have a material effect on the company's results of operations or financial position.

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

Costs incurred in connection with the merger were charged to the results of operations for the year ended December 31, 1999. There is no impact on the financial position or operating results of Sagent related to such reclassification. Activity in the merger reserve during the nine months ended September 30, 2000 was as follows:

                                      December 31,                   March 31,
                                         1999      Costs    Credit      2000
                                        Balance     Paid    Amounts   Balance
                                      ----------- -------- --------- ----------
Severance and other personnel costs..       $328     $222     $ --        $106
Transaction costs....................      3,213    1,344     1,950        (81)
Elimination of duplicate systems
  and equipment......................        118       48       --          70
Other................................        450      177       368        (95)
                                      ----------- -------- --------- ----------
                                          $4,109   $1,791    $2,318     $  --
                                      =========== ======== ========= ==========

Severance and other personnel costs consist of severance pay and outplacement for nine employees. Transaction costs consist of litigation costs, professional brokerage, legal, and accounting fees and accruals related to the Corum claims discussed below.

On December 23, 1999 QMS and Sagent were served with a demand for arbitration prepared by the Corum Group Ltd. (Corum). In its demand, Corum claims that QMS breached an agreement signed in 1998 to convey to Corum a certain percentage of the consideration received by QMS as a result of its acquisition by Sagent. QMS had terminated the agreement in question, which had involved the provision of strategic consulting services by Corum to QMS. On April 27, 2000 the parties agreed to settle the claim in exchange for 125 shares of Sagent common stock valued at approximately $938 on the settlement date. Such common stock was issued and registered for sale in July 2000. The resulting excess reserve of $2,318 was reversed in operations during the nine month period ended September 30, 2000.

As of September 30, 2000, Sagent has completed all merger activities relating to QMS.

During 1999 QMS abandoned certain product development projects as changes in technology and competitive factors eliminated their viability as successful projects. Prior to 1999, certain development costs related to these development projects had been capitalized. Upon abandonment of the development efforts, the unamortized carrying value of such development costs of $800 was charged to costs of goods sold.

NOTE 3. GOODWILL

Goodwill comprises the following:

                               Economic  September 30, December 31,
                                 Life        2000          1999
                               --------- ------------ ------------
                                         (Unaudited)
Goodwill:
   Sagent UK...................       5       $3,158       $3,075
   Sagent France S.A...........       5          462          500
   Sagent GmbH.................       5        2,463        2,462
   Sagent do Brazil............       5        1,210           --
   Smarter Software, Inc.......      10          540          750
                                         ------------ ------------
                                              $7,833       $6,787
                                         ============ ============

NOTE 4. OTHER INTANGIBLE ASSETS

Other intangible assets comprises the following:

                                         September 30, December 31,
                                             2000          1999
                                         ------------ ------------
                                         (Unaudited)
Other assets:
   eGlobal joint venture, net.....              $950       $   --
   NetAcumen, Inc. joint venture..               759          380
   Deposits.......................               893          626
   Non-compete agreement..........                50          140
   Other..........................             1,034        1,273
                                         ------------ ------------
                                              $3,686       $2,419
                                         ============ ============

Investments in the eGlobal and NetAcumen joint ventures are accounted for under the equity and cost methods, respectively. Sagent's ownership interest in both eGlobal and NetAcumen, Inc. was 19.99% and 9.79%, respectively as of September 30, 2000 and December 31, 1999. Revenues from sales to NetAcumen during the three and nine months ended September 30, 2000 were $44 and $814, respectively. There were no sales to eGlobal during the three and nine months ended September 30, 2000. There were no sales to eGlobal or NetAcumen during the three or nine months ended September 30, 1999. Losses related to Sagent's percentage ownership interest in the joint venture accounted for under the equity method were $50 for the three and ended September 30, 2000.

NOTE 5. SEGMENT REPORTING

    Sagent is organized and operates as one operating segment: the design, development, marketing, and support of software designed to address organizations' information access, analysis and delivery needs. Sagent sells its products domestically and internationally. Revenues by geographic area are:

                                 Three Months Ended  Nine Months Ended
                                   September 30,       September 30,
                               --------- --------- --------- ---------
                                  2000      1999      2000      1999
                               --------- --------- --------- ---------
United States and Canada......       88%       86%       89%       86%
Rest of World.................       12%       14%       11%       14%

No one country in the rest of the world comprised more than 10% of total net revenues during the three or nine month periods ended September 30, 2000 and 1999. None of Sagent's international operations have material long-lived assets.

NOTE 6. LITIGATION

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

From October 23, 2000 to October 28, 2000, several class action lawsuits were filed in the United States District Court on behalf of individual investors who purchased Sagent common stock between October 21, 1999 and April 18, 2000. The claims allege Sagent misrepresented its 1999 and 2000 prospects. Sagent has reviewed the allegations and has determined that they are without merit. The Company will vigorously contest the claims and seek prompt dismissal. At this point Sagent cannot reasonably determine the outcome of the dispute.

&From time to time, Sagent may be involved in litigation relating to claims arising out of its ordinary course of business. Sagent provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Sagent believes that, including the matters described above, there are no claims or actions pending or threatened against Sagent, the ultimate disposition of which would have a material impact on Sagent's financial position or results of operations.

NOTE 7. CHARGES RELATING TO THE HIRING OF NEW MANAGEMENT

During the three months ended September 30, 2000, the company issued a promissory note to a key executive. The total value of this note is 2,750 to be repaid over a 5 year period. The note is secured by the real property purchased with the proceeds from the note.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Amounts in 000's)

Statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, estimates, intentions or strategies regarding the future, our license and service revenues, our research and development plans, our sales and administrative costs, our in-process research and development expenses, pending litigation, and the sufficiency of our cash position. All forward-looking statements included in this Report on 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth below under the heading "Factors That May Affect Future Results" and elsewhere in this Report on Form 10-Q.

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

Sagent accounts for software revenue pursuant to SOP 97-2,"Software Revenue Recognition". License revenues from direct product sales to end users customers are recognized upon shipment of the product, after execution of a signed license agreement or a definitive purchase order, provided no significant vendor obligation exists, the fee is fixed and determinable, and collection is deemed probable. If an acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of that period. Generally, Sagent recognizes license revenues from enterprise application vendors, distributors and resellers based on sell- through of Sagent's products. If, however, the contract stipulates an advance, non-refundable royalty payment, revenue is recognized subject to necessary deferrals for undelivered elements. Sagent's business practice is to provide payment terms that range from thirty days to one year from the invoice date, with the majority being 30 days from the invoice date. Accordingly, if payment terms exceed one year, fees from an arrangement are not considered fixed and determinable and revenue is recognized as payments become due.

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

Service fees are charged separately from licenses. In instances where we enters into service agreements with license agreements, we view them as multi- element arrangements for revenue recognition purposes. When arrangements contain multiple elements, and for which vendor specific objective evidence (VSOE) of fair valued exists for the undelivered elements, we recognize revenue from the delivered elements based on the residual contract value as prescribed by SOP 98- 9, "Modifications of SOP 97-2, Software revenue recognition." Undelivered elements consist primarily of post contract support (PCS) such as software upgrades and data upgrades and other services such as training and consulting. VSOE for services and training is established based on the price charged when services are sold separately. VSOE for PCS is based on renewal rates. Services are not considered essential to the functionality of the software. We recognize revenues allocated to PCS ratably over the PCS period, which is generally 12 months. For revenue allocated to services such as consulting and training, we recognize revenue as the related services are performed.

We sell our products outside of the United States through our subsidiaries located in the United Kingdom, France, Germany, Japan, Brazil and through our distributors in Benelux, Spain, South Africa, and the Pacific Rim. Revenues from licenses and services to customers outside the United States represented approximately $1.6 million and $1.8 million, for the three months ended September 30, 2000 and 1999, respectively, and $5.5 million and $4.4 million, for the nine months ended September 30, 2000 and 1999, respectively.

Historically, as a result of the comparatively lower international sales activities and the absence of significant exchange rate fluctuation, our business, financial condition and operating results have not been materially affected by exchange rates.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

The following table sets forth for the periods indicated certain financial data, derived from Sagent's unaudited consolidated condensed statements of operations, as a percentage of total net revenues for the periods indicated:

                                                  Three Months Ended    Nine Months Ended
                                                    September 30,         September 30,
                                                --------------------- ---------------------
                                                   2000       1999       2000       1999
                                                ---------- ---------- ---------- ----------
Net revenues:
  Licenses......................................     56.6%      69.0%      60.0%      70.3%
  Services......................................     43.4%      31.0%      40.0%      29.7%
                                                ---------- ---------- ---------- ----------
     Total net revenues.........................    100.0%     100.0%     100.0%     100.0%

Net cost of revenues:
  Licenses......................................      3.5%       6.8%       3.1%       7.0%
  Services......................................     22.3%      14.9%      16.9%      16.5%
  Amortization of abandoned
     development projects.......................      0.0%       6.1%       0.0%       5.0%
                                                ---------- ---------- ---------- ----------
     Total cost of revenues.....................     25.8%      27.8%      20.0%      28.5%

Gross profit....................................     74.2%      72.2%      80.0%      71.5%

Operating expenses (credits):
  Sales and marketing...........................     70.7%      50.5%      60.5%      55.6%
  Research and development......................     32.7%      19.2%      28.0%      24.9%
  General and administrative....................     29.3%       9.3%      17.8%      11.0%
  Merger and integration credits................      2.7%       0.0%      -5.1%       0.0%
                                                ---------- ---------- ---------- ----------
     Total operating expenses...................    135.4%      79.0%     101.2%      91.5%
                                                ---------- ---------- ---------- ----------
Loss from operations............................    -61.2%      -6.8%     -21.2%     -20.0%
Other income, net ..............................      2.0%       3.3%       2.3%       1.8%
                                                ---------- ---------- ---------- ----------
Net loss before income taxes....................    -59.2%      -3.5%     -18.9%     -18.2%
Provision for income taxes......................     -1.4%      -0.4%      -0.4%      -0.6%
                                                ---------- ---------- ---------- ----------
Net loss........................................    -60.6%      -3.9%     -19.3%     -18.8%
                                                ========== ========== ========== ==========

NET REVENUES

Total net revenues. Our total net revenues increased 5.7% to $13.8 million for the three months ended September 30, 2000 from $13.1 million for the three months ended September 30, 1999. Total revenue also increased 43.5% to $45.9 million for the nine months ended September 30, 2000 from $32.0 million for the nine months ended September 30, 2000.

International revenues. International revenues were $1.6 million and $1.8 million for the three months ended September 30, 2000 and 1999, respectively, a decrease of 11.1%, and for the nine months ended September 30, 2000, international revenues increased 27.5%to $5.5 million from $4.4 million for the same period in the prior year. No single customer accounted for more than 10% of our net total revenues for the three and nine months ended September 30, 2000 or 1999.

License revenues. Our license revenues decreased 13.2% to $7.8 million for the three months ended September 30, 2000 from $9.0 million for the same three month period in 1999. The decrease in net revenues from the comparable period in the prior year was primarily attributed to a lack of sales execution from Sagent's direct sales force. License revenues increased 22.5% to $27.5 million for the nine months ended September 30, 2000 from $22.5 million for the same nine month period in 1999. We anticipate that license revenues, which have represented a significant portion of our total net revenue to date, will continue to represent a majority of our net revenues for the foreseeable future.

Service revenues. Our service revenues increased to $6.0 million and $18.3 million for the three months and nine month periods ended September 30, 2000, representing an increase from the same periods during the prior year of 47.8% and 93.0%, respectively. The increases were due to increased revenue levels in all components of service revenues - consulting, training, maintenance and internet services. Service revenues represented 43.4% and 31.0% of total net revenues for the three months ended September 30, 2000 and 1999, respectively, and 40.0% and 29.7% for the nine months ended September 30, 2000 and 1999, respectively. The increases were due to increasing services revenues decreasing license revenue during the three month period ended March 31, 2000 and the three month period ended September 30 1999.

COST OF REVENUES

Cost of license revenues. Cost of license revenues consists primarily of royalties, product packaging, shipping, media, documentation and fees to providers of data updates. Our cost of license revenue was $477 and $890 for the three months ended September 30, 2000 and 1999, respectively, representing 6.1% and 9.9% of license revenues in the three months ended September 30, 2000 and 1999, respectively. Our cost of license revenue was $1.4 million and $2.2 million for the nine months ended September 30, 2000 and 1999, respectively, representing 5.2% and 10.0% of license revenues in the nine months ended September 30, 2000 and 1999, respectively. We expect these costs to grow in absolute dollars in the foreseeable future, provided license sales increase.

Cost of services: Cost of services consists primarily of personnel costs associated with providing software maintenance, technical support, training and consulting services. Our cost of service revenues was $3.1 million and $1.9 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of 58.5% and represented 51.5% and 48.0% of service revenues for the three months ended September 30, 2000 and 1999. Our cost of service revenues was $7.8 million and

$5.3 million for the nine months ended September 30, 2000 and 1999, respectively, representing an increase of 47.3% and represented 42.2% and 55.4% of service revenues for the nine months ended September 30, 2000 and 1999. The improvement in service costs as a percent of service revenues, during the nine month period ended September 30, 2000, was primarily due to improved utilization of consulting personnel and reduced reliance on outside consultants during the six months ended June 30, 2000. We expect these costs to grow in absolute dollars in the foreseeable future, provided license sales increase.

Amortization related to certain development projects. During 1999 QMS abandoned certain product development projects as changes in technology and competitive factors eliminated their viability as successful projects. Prior to 1999, certain development costs related to these development projects had been capitalized. Upon abandonment of the development efforts, the carrying value of such development costs of $800 was charged to costs of goods sold during three months ended September 30, 1999.

GROSS MARGIN

Gross margin. Gross margins improved to 74.2% for the three months ended September 30, 2000 from 72.2% for the same period in the prior year. For the nine month period ended September 30, 2000, gross margin improved to 80.0% from 71.5% for the same period in the prior year. The improvement during the nine month period ended September 30, 2000 was primarily due to increase in margins related to service revenues as impacted by improved utilization rates and increased labor rates charged to customers. In the future, our total gross margin percentages may be adversely affected by mix of software products and services revenue and increased competition.

OPERATING EXPENSES

Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, commissions, recruiting, bonuses and travel expenses for sales and marketing personnel as well as marketing programs costs. Sales and marketing expenses increased 47.9% to $9.8 million for the three months ended September 30, 2000 from $6.6 million for the three months ended September 30, 1999. During the nine month period ended September 30, 2000, sales and marketing expenses increased 56.2% to $27.7 million from $17.8 million for the same nine month period in the prior year. Sales and marketing expenses represented 70.7% and 50.5% of total net revenues for the three months ended September 30, 2000 and 1999, respectively. Sales and marketing expenses represented 60.5% and 55.6% of total net revenues for the nine month period ended September 30, 2000, and 1999, respectively. These increases in absolute dollars reflect the overall increase in expenses such as those related to new hires, commissions and promotional activities associated with the increase in revenues. We believe that as the Company expands its direct sales force, presales activities, partnering relationships and its indirect channel sales organization on a worldwide basis, sales and marketing expenses will continue to increase in absolute dollars, although such expenses may vary as a percentage of revenue.

Research and development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and testing. Research and development expenses increased 80.6% to $4.5 million for the three months ended September 30, 2000 from $2.5 million for the three months ended September 30, 1999. For the nine month period ended September 30, 2000, research and development expenses increased 60.6% to $12.8 million from $8.0 million for the nine month period ended September 30, 1999. Research and development costs represented 32.7% and 19.2% of total net revenues for the three months ended September 30, 2000 and 1999, respectively and 28.0% and 25.0% for the nine months ended September 30, 2000 and 1999, respectively. We anticipate that the Company will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in absolute dollars in future periods, although such expenses may vary as a percentage of total revenues. In the development of our new products and enhancements of existing products, the technological feasibility of the software is not established until substantially all product development is complete and is generally defined as completion of a working model.

General and administrative. General and administrative expenses consist primarily of personnel costs for our executive, finance, human resources, and information systems as well as legal and bad debt reserves. Special charges of $1.5 million associated with the recruitment and hiring of new management and $1.3 million related to additional reserves for two accounts receivable balances, were reported in the quarter ended September 30, 2000. Excluding these special charges, general and administrative expenses increased 31.8% and 39.0% to $1.6 million and $4.9 million for the three and nine months ended September 30, 2000, respectively, from the same periods in the prior year. Excluding the special charges, general and administrative expenses represented 11.7% and 9.3% of total net revenues for the three months ended September 30, 2000 and 1999, respectively, and 10.6% and 11.0% for the nine months ended September 30, 2000 and 1999, respectively. The increase in the three-month period was due to higher recruiting and legal expenses; however, general and administrative expenses for the nine months ended September 30, 2000 remained slightly lower than the same nine month period in the prior year. Notwithstanding the special charges mentioned above, we believe that general and administrative expenses will increase in the future in absolute dollars.

Merger and integration credits. Included in accrued merger costs as of December 31, 1999 was the estimated cost to settle certain disputes with Corum Group Ltd. (Corum). On December 23, 1999 QMS and Sagent were served with a demand for arbitration prepared by the Corum Group Ltd. (Corum). In its demand, Corum claims that QMS breached an agreement signed in 1998 to convey to Corum a certain percentage of the consideration received by QMS as a result of its acquisition by Sagent. QMS had terminated the agreement in question, which had involved the provision of strategic consulting services by Corum to QMS. On April 27, 2000 the parties agreed to settle the claim in exchange for 125,000 shares of Sagent common stock valued at approximately $938 on the settlement date. Such common stock was issued and registered for sale in July 2000. The resulting excess reserve of $1,950 was reversed in operations during the nine month period ended September 30, 2000

OTHER INCOME

Other income consists of interest earned on invested cash less interest expense related to borrowings and Sagent's percentage share of losses of joint ventures accounted for under the equity method. Net interest income decreased $163 for the three months ended September 30, 2000, from $433 earned in the three months ended September 30, 1999. This decrease is the result of a decline in cash and cash equivalent and marketable securities balances during the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, we had cash and cash equivalents totaling $11.5 million, a decrease of $4.4 million from December 1999. Since inception, Sagent has funded its operations primarily through the private sales of equity securities, the use of equipment leases, bank lines, and the initial public offering of common stock, not from cash generated by operations.

Net cash used in operating activities was $19.4 million and $6.7 million in the nine months ended September 30, 2000 and 1999, respectively. The increase in cash used in operations was primarily the result of increased operating leases, as well as increased receivables and current assets, and decreases in accrued liabilities and deferred merger costs.

Our investing activities included capital expenditures for property and equipment totaling $38.4 million and $2.3 million for the nine months ended September 30, 2000 and 1999, respectively.

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

Our financing activities provided $3.8 million and $46.9 million in the nine month period ended September 30, 2000 and 1999, respectively. During the three months and nine months ended September 30, 2000, our financing activities consisted primarily of sales of its common stock upon exercise of stock options. Proceeds from the sale of common stock in its initial public offering in April 1999 amounted to $47.2 million, net of issuance costs.

Sagent currently anticipates that for the foreseeable future it will continue to experience growth in its operating expenses related to expansion of its distribution channels, improving operational and financial systems, possibly acquiring or investing in complementary businesses, products or technologies or investing in joint ventures and strengthening our current sales division. Such expenditures will be a material use of our cash resources. Sagent believes that its sources of liquidity as of September 30, 2000 will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next 12 months. Thereafter, Sagent may require additional funds to support its working capital requirements or for other purposes, and may seek, even before such time, to raise additional funds through public or private equity financing or from strategic relationships, bank debt, financing under leasing arrangements, or other sources. There can be no assurance that additional financing will be available at all, or that if available, such financing will be obtainable on terms acceptable to Sagent or that are not dilutive to its stockholders. If adequate funds are not available or are not available on acceptable terms, Sagent may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on its business, financial condition and operating results.

FACTORS AFFECTING OPERATING RESULTS

THE FOLLOWING FACTORS SHOULD BE CONSIDERED IN CONJUNCTION WITH THE INFORMATION IN THIS REPORTON FORM 10-Q

OUR FUTURE OPERATING RESULTS MAY NOT FOLLOW PAST TRENDS DUE TO MANY FACTORS AND ANY OF THESE COULD CAUSE OUR STOCK PRICE TO FALL

     We commenced operations in September 1995 but we did not begin selling our first products until the fourth quarter of 1996, and a number of new products and new versions of existing products were subsequently introduced. As a result, we have experienced the risks and difficulties frequently encountered by early stage companies, particularly companies in new and rapidly evolving markets. We incurred net losses and losses from operations for the period ended December 31, 1995 and each of the years ended thereafter. As of September 30, 2000, we had an accumulated deficit of approximately $52.1 million. Since inception, we have funded our business primarily from the sale of our stock and by borrowing funds, not from cash generated by our business We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses Although our revenues have grown in each year since formation, we cannot be certain that we will sustain or increase our revenues or improve our operating results in the future.

QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY

     We believe that quarter-to-quarter comparisons of our operating results are not a good indication of future performance. Although our operating results have generally improved from quarter to quarter in the past, our future operating results may not follow any past trends. It is likely that in some future quarter our operating results may be below the expectation of public market analysts and investors due in part to factors beyond our control, and as a result, the price of our common stock may fall.

     Factors which may cause our future operating results to be below expectations and cause our stock price to fall include:

o The demand for and acceptance of Enterprise Intelligence solutions in general and our products, enhancements and services

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

     We have grown rapidly and will need to continue to grow in all areas of operation in order to execute our business strategy. We anticipate increases in the number of employees. Sustaining our growth has placed significant demands on management as well as on our administrative, operational and financial resources and controls. In particular, we need to substantially upgrade our enterprise resource planning functions, including accounting, order entry and customer entry, which will become insufficient as we grow.

WE INTEND TO EXPAND INTERNATIONAL OPERATIONS BUT WE MAY ENCOUNTER A NUMBER OF PROBLEMS IN DOING SO WHICH COULD LIMIT OUR FUTURE GROWTH

     We may not be able to successfully market, sell, deliver and support our products and services internationally. Our failure to manage our international operations effectively could limit the future growth of our business. International sales represented approximately 12% of our total revenue for the nine months ended September 30, 2000. We conduct our international sales through local subsidiaries in the United Kingdom, Germany, France, Japan and Canada and through distributor relationships in, Benelux, South Africa and eight Pacific Rim countries. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources to open additional international offices and hire international sales personnel. Localizing our products is difficult and may take longer than we anticipate due to difficulties in translation and delays we may experience in recruiting and training international staff. In addition, we currently have limited experience in developing local versions of our products, as well as marketing, selling and supporting our products and services overseas

OUR MARKETS ARE HIGHLY COMPETITIVE AND COMPETITION COULD HARM OUR ABILITY TO SELL PRODUCTS AND SERVICES AND REDUCE OUR MARKET SHARE

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

     A key element of our strategy is to market our products and services to large organizations with significant data management and access needs. These customers take an extended time evaluating our products before purchasing them. The period of time between initial customer contact and a purchase order may span nine months or more. Our products have had, and we expect them to continue to have, an even longer sales cycle in international markets than in the United States and Canada. During the evaluation period, a variety of factors may lead customers to not purchase or scale down orders of our products including:

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

CONTINUED RESTRUCTURING OF OUR SALES FORCE MAY LIMIT PRODUCTIVITY

We historically have relied heavily on its direct sales force. For the past several years, we have restructured or made other adjustments to our sales force at least once a year. These changes have generally resulted in a lack of focus and temporarily reduced productivity by our sales force that may have affected revenues in a quarter. There can be no assurances that we will not continue to restructure our sales force or that the related transition issues associated with restructuring the sales force will not recur.

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

    We have no significant history of operations on a combined basis with QMS, which we acquired in December 1999 in a stock exchange transaction. Accordingly, the historical financial statements and pro forma financial information presented in the Form 10-K filed on March 16, 2000 and the historical financial statements filed in this Form 10-Q may not be indicative of the results that would have been obtained had the acquisition occurred prior to the commencement of the periods covered herein. We may not be successful in integrating the operations and personnel of QMS into our business, incorporating the QMS products and any other acquired technologies into our product lines, and deriving significant future sales from QMS products. We may also not be able to establish and maintain uniform standards, controls procedures and policies, or avoid the impairment of relationships with employees and customers as a result of changes in management. To the extent that we are unable to do these things, our business, financial condition and results of operations would be materially affected.

WE CANNOT PREDICT THE IMPACT OF RECENT ACTIONS AND COMMENTS BY THE SEC AND FASB

Recent actions and comments from the SEC have indicated they are reviewing the current valuation methodology of in-process research and development related to business combinations. The SEC is concerned that some companies are writing off more of the value of an acquisition than is appropriate. We believe we are in compliance with all of the rules and related guidances they currently exist. However, there can be no assurance that the SEC will not seek to reduce the amount of in-process research and development previously expensed by us. This would result in the restatement of our previously filed financial statements and could have a material adverse effect on our results of operations and financial condition for periods subsequent to the acquisitions. Additionally, the Financial Accounting Standards Board ("FASB") has announced that it plans to rescind the pooling of interests method of acquisition accounting. If this occurs, it could alter our acquisition strategy and potentially impair our ability to acquire companies.

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

WE MAY NEED TO BRING INFRINGEMENT CLAIMS OR BE SUBJECTED TO INFRINGEMENT - - TIMELINE, INC. HAS FILED AN INFRINGEMENT SUIT AGAINST US

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

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES WILL HAVE SIGNIFICANT CONTROL OVER US AND MAY APPROVE OR REJECT MATTERS CONTRARY TO STOCK HOLDERS VOTE

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

SHARES ELIGIBLE FOR FUTURE SALE COULD CAUSE OUR STOCK PRICE TO FALL

     If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Such sales also might make it more difficult for Sagent to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 1999 we had 27.9 million shares of common stock outstanding.

WE DO NOT INTEND TO PAY DIVIDENDS AND YOU MAY NOT EXPERIENCE A RETURN ON INVESTMENT WITHOUT SELLING SHARES

     We have never declared or paid any cash dividends on our capital stock. Therefore, stockholders will not experience a return on their investment in our common stock without selling their shares since we currently intend on retaining future earnings to fund our growth and do not expect to pay dividends in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. The duration of all of our investments as of September 30, 2000 was less than one year. Due to the short term nature of these investments, we believe that we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

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

     From October 23, 2000 to October 28, 2000, several class action lawsuits were filed in the United States District Court on behalf of individual investors who purchased Sagent common stock between October 21, 1999 and April 18, 2000. The claims allege Sagent misrepresented its 1999 and 2000 prospects. Sagent has reviewed the allegations and has determined that they are without merit. The Company will vigorously contest the claims and seek prompt dismissal. At this point Sagent cannot reasonably determine the outcome of the dispute.

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

Item 6. Exhibits and Reports on Form 8-K

  See Exhibit Index
  Reports on Form 8-K

On October 13, 2000, the Company appointed KPMG, LLP to replace PricewaterhouseCoopers LLP as its principal accountants. There were no disagreements with the former accountants during the preceding two fiscal years or during any subsequent interim period preceding their replacement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. The reports of PricewaterhouseCoopers LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the two most recent fiscal years through October 12, 2000, the Company did not consult with KPMG, LLP on any accounting or financial reporting matters. The Audit Committee of the Board of Directors participated in and approved the decision to change the independent accountants.

SAGENT TECHNOLOGY, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGENT TECHNOLOGY, INC.

(Registrant)
Dated: November 13, 2000

By:	/s/ David Eliff

DAVID ELIFF
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

SAGENT TECHNOLOGY, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
27.1	Financial Data Schedule