Form 10-Q/A
period 2000-09-30
SAGENT TECHNOLOGY INC
filed 2000-11-16
CIK 1058425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

SAGENT TECHNOLOGY, INC. QUARTERLY REPORT ON FORM 10-Q/A FOR THE PERIOD ENDED SEPTEMBER 30, 2000
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

SAGENT TECHNOLOGY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

                                                       September 30, December 31,
                                                       ----------- ------------
                                                           2000          1999
                                                       -----------  -----------
                          Assets
Current assets:
  Cash and cash equivalents.........................  $    11,489  $    15,910
  Marketable securities.............................        3,914       22,309
  Accounts receivable, net .........................       12,515       11,027
  Other current assets..............................       10,252        4,576
                                                       -----------  -----------
     Total current assets...........................       38,170       53,822
Property and equipment, net.........................        5,808        3,676
Intangible assets, net..............................        7,833        6,787
Other assets........................................        3,686        2,419
                                                       -----------  -----------
     Total assets...................................  $    55,497  $    66,704
                                                       ===========  ===========

           Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..................................  $     2,756  $     1,151
  Accrued liabilities...............................        7,861       10,034
  Deferred revenue..................................        6,974        5,910
  Accrued merger costs..............................           --        4,109
  Current portion of capital lease
     obligations....................................          815          635
                                                       -----------  -----------
     Total current liabilities......................       18,406       21,839
Deferred revenue....................................          330        1,140
Long-term portion of capital lease
   obligations......................................        1,102          351
                                                       -----------  -----------
     Total liabilities..............................       19,838       23,330
                                                       -----------  -----------

Stockholders' equity:
  Common stock......................................           29           28
  Additional paid-in capital........................       92,034       89,135
  Deferred stock compensation.......................        1,631           --
  Notes receivable from stockholders................       (6,153)      (2,625)
  Accumulated translation adjustment................          222           73
  Accumulated deficit...............................      (52,104)     (43,237)
                                                       -----------  -----------
     Total stockholders' equity.....................       35,659       43,374
                                                       -----------  -----------
     Total liabilities and stockholders'
       equity.......................................  $    55,497  $    66,704
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

SAGENT TECHNOLOGY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                       Nine Months Ended
                                                        Septwember 30,
                                                    ---------- -----------
                                                        2000        1999
                                                    ----------  ----------
Cash flows from operations:
 Net loss.......................................   $   (8,867) $   (5,997)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization................        3,927       3,089
   Amortization of deferred compensation........           60           --
   Share of losses in equity investment.........           50           --
   Change in operating assets and
     liabilities:
        Accounts receivable.....................       (1,488)     (2,120)
        Other assets current....................       (5,676)     (2,466)
        Other assets and notes receivable.......       (2,994)     (3,855)
        Accounts payable........................        1,605        (641)
        Accrued liabilities.....................       (2,173)      4,517
        Deferred revenue........................          254         730
        Accrued merger costs....................       (4,109)          --
                                                    ----------  ----------
 Net cash used in operating activities..........      (19,411)     (6,743)
                                                    ----------  ----------
Cash flows from investing activities:
 Sale of marketable securities..................       58,061      88,896
 Purchase of marketable securities..............      (39,667)   (125,691)
 Investment in Sagent do Brazil and others......       (1,166)          --
 Investment in eGlobal joint venture, net.......         (900)          --
 Purchase of property and equipment.............       (6,527)     (2,255)
 Disposals of property and equipment............        1,210       1,193
                                                    ----------  ----------
 Net cash provided by (used in) investing
   activities...................................       11,011     (37,857)
                                                    ----------  ----------
Cash flows from financing activities:
 Proceeds from capital lease financing..........        1,277       2,478
 Payments of principal under capital lease
   obligations..................................         (346)     (4,375)
 Proceeds from issuance of common stock.........        1,781      48,793
 Proceeds from exercise of stock options........        1,118           --
                                                    ----------  ----------
 Net cash provided by financing activities......        3,830      46,896
                                                    ----------  ----------
Effect of exchange rate changes.................          149          (3)
                                                    ----------  ----------
Net increase (decrease) in cash and
   cash equivalents.............................       (4,421)      2,293
Cash and cash equivalents, beginning
  of the period.................................       15,910       3,383
                                                    ----------  ----------
Cash and cash equivalents, end of the period....   $   11,489  $    5,676
                                                    ==========  ==========
Supplemental disclosure of cash flow
  information:
   Cash payments for interest...................   $      108  $      272
   Cash payments for taxes......................   $      203  $      159

See accompanying notes to consolidated condensed financial statements.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except where noted)

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

Business risk and concentration of credit risk. Financial instruments which potentially subject Sagent to concentrations of credit risk consist primarily of marketable securities and trade accounts receivable. Sagent places its cash investments with four major financial institutions and has investment policies that limit investments to investment grade securities. Sagent maintains allowances for potential credit losses on trade accounts receivable and such losses to date have been within management's expectations. There were no customers with balances due to Sagent in excess of 10% of aggregate accounts receivable at September 30, 2000 or 1999.

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

 NOTE 2. MERGER RESERVE

 On December 11, 1999, Sagent completed its merger with Qualitative Marketing Software, Inc. (QMS). The merger was accounted for as a pooling-of- interests. Sagent issued 2.1 million shares of common stock in exchange for all outstanding stock of QMS. Sagent also assumed all options to purchase QMS stock, which were converted into options to purchase 428,000 shares of Sagent stock.

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

On December 23, 1999 QMS and Sagent were served with a demand for arbitration prepared by the Corum Group Ltd. (Corum). In its demand, Corum claims that QMS breached an agreement signed in 1998 to convey to Corum a certain percentage of the consideration received by QMS as a result of its acquisition by Sagent. QMS had terminated the agreement in question, which had involved the provision of strategic consulting services by Corum to QMS. On April 27, 2000 the parties agreed to settle the claim in exchange for 125,000 shares of Sagent common stock valued at approximately $938,000 on the settlement date. Such common stock was issued and registered for sale in July 2000. The resulting excess reserve of $2.32 million was reversed in operations during the nine month period ended September 30, 2000.

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
                                         ============ ============

NOTE 4. OTHER ASSETS

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

NOTE 7. LOANS TO OFFICERS

During the three months ended September 30, 2000, the company issued $3.1 million in five year promissory notes to key executives needed to recruit and relocate these individuals to Silicon Valley. The overwhelming majority of these promissory notes have recourse and secured.

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

We sell our software products directly to end user customers through our direct sales force and through indirect channel partners such as enterprise application vendors, resellers and distributors. Enterprise application vendors generally integrate our products with their applications and will embed them into their products or resell them with their products. Our other indirect channel partners, principally resellers and distributors, sell our software products to end user customers. We derive revenues primarily from license fees for software products and to a lesser extent, fees for services relating to the software products, including consulting, training , software and data updates, technical support and real time marketing services on the web.

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

License revenues. Our license revenues decreased 13.2% to $7.8 million for the three months ended September 30, 2000 from $9.0 million for the same three month period in 1999. The decrease in license revenues from the comparable period three month period in the prior year was primarily attributed to a turnover in the sales force and a lack of sales execution (both direct and indirect) from Sagent.. License revenues increased 22.5% to $27.5 million for the nine months ended September 30, 2000 from $22.5 million for the same nine month period in 1999. Sagent will continue to expand its sales force with a focus on the indirect channel in the near term. We anticipate that license revenues, which have represented a significant portion of our total net revenue to date, will continue to represent a majority of our net revenues for the foreseeable future.

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

COST OF REVENUES

Cost of license revenues. Cost of license revenues consists primarily of royalties, product packaging, shipping, media, documentation and fees to providers of data updates. Our cost of license revenue was $477,000 and $890,000 for the three months ended September 30, 2000 and 1999, respectively, representing 6.1% and 9.9% of license revenues in the three months ended September 30, 2000 and 1999, respectively. Our cost of license revenue was $1.4 million and $2.2 million for the nine months ended September 30, 2000 and 1999, respectively, representing 5.2% and 10.0% of license revenues in the nine months ended September 30, 2000 and 1999, respectively. Our cost of license revenues decreased over the respective periods as a result of decreasing royalty payments and implementation of more efficient packaging, media and documentation. In addition, we executed more economical agreements with our data providers. We expect these costs to grow in absolute dollars in the foreseeable future, provided license sales increase.

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

Amortization related to certain development projects. During 1999 QMS abandoned certain product development projects as changes in technology and competitive factors eliminated their viability as successful projects. Prior to 1999, certain development costs related to these development projects had been capitalized. Upon abandonment of the development efforts, the carrying value of such development costs of $800,000 was charged to costs of goods sold during three months ended September 30, 1999.

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

General and administrative. General and administrative expenses consist primarily of personnel costs for our executive, finance, human resources, and information systems as well as legal and bad debt reserves. Charges of $1.5 million associated with the recruitment and hiring of new management and $1.3 million related to additional reserves for two accounts receivable balances, were reported in the quarter ended September 30, 2000. Excluding these charges, general and administrative expenses increased 0% and 51.4% to $1.2 million and $5.3 million for the three and nine months ended September 30, 2000, respectively, from the same periods in the prior year. Excluding the charges, general and administrative expenses represented 8.7% and 9.3% of total net revenues for the three months ended September 30, 2000 and 1999, respectively, and 11.6% and 11.0% for the nine months ended September 30, 2000 and 1999, respectively. The increase in the three-month period was due to higher recruiting and legal expenses; however, general and administrative expenses for the nine months ended September 30, 2000 remained slightly lower than the same nine month period in the prior year. Notwithstanding the special charges mentioned above, we believe that general and administrative expenses will increase in the future in absolute dollars.

Merger and integration credits. Included in accrued merger costs as of December 31, 1999 was the estimated cost to settle certain disputes with Corum Group Ltd. (Corum). On December 23, 1999 QMS and Sagent were served with a demand for arbitration prepared by the Corum Group Ltd. (Corum). In its demand, Corum claims that QMS breached an agreement signed in 1998 to convey to Corum a certain percentage of the consideration received in stock by QMS as a result of its acquisition by Sagent. QMS had terminated the agreement in question, which had involved the provision of strategic consulting services by Corum to QMS. On April 27, 2000 the parties agreed to settle the claim in exchange for 125,000 shares of Sagent common stock valued at approximately $938,000 on the settlement date. Such common stock was issued and registered for sale in July 2000. The resulting excess reserve of $1.95 million was reversed in operations during the nine month period ended September 30, 2000

OTHER INCOME

Other income consists of interest earned on invested cash less interest expense related to borrowings and Sagent's percentage share of losses of joint ventures accounted for under the equity method. Other income increased $479,000 during the 9 months ended September 30, 1999. This decrease is the result of a decline in cash and cash equivalent and marketable securities balances during the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, we had cash and cash equivalents totaling $11.5 million, a decrease of $4.4 million from December 1999. Since inception, Sagent has funded its operations primarily through the private sales of equity securities, the use of equipment leases, bank lines, and the initial public offering of common stock, not from cash generated by operations. Net cash used in operating activities was $19.4 million and $6.7 million in the nine months ended September 30, 2000 and 1999, respectively. The increase in cash used in operations was primarily the result of increased operating leases, as well as increased receivables (including officer loans) and current assets, and decreases in accrued liabilities and deferred merger costs.

Our investing activities included capital expenditures for property and equipment totaling $2.1 million and $2.3 million for the nine months ended September 30, 2000 and 1999, respectively.

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

Sagent maintains a $10 million line of credit which is collateralized by accounts receivable, none of which was available at September 30, 2000 due to our violation of certain financial covenants. The line of credit was amended in November 2000 to adjust certain financial covenants. In connection with the amendment, Sagent issued the lender a warrant to purchase 10,000 shares of common stock, the covenant violation was cured, and the line of credit became available for use.

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

FACTORS AFFECTING OPERATING RESULTS

THE FOLLOWING FACTORS SHOULD BE CONSIDERED IN CONJUNCTION WITH THE INFORMATION IN THIS REPORT ON FORM 10-Q OUR FUTURE OPERATING RESULTS MAY NOT FOLLOW PAST TRENDS DUE TO MANY FACTORS AND ANY OF THESE COULD CAUSE OUR STOCK PRICE TO FALL

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

We have no significant history of operations on a combined basis with QMS, which we acquired in December 1999 in a stock exchange transaction. Accordingly, the historical financial statements and pro forma financial information presented in the Form 10-K filed on March 16, 2000 and the histor3ical financial statements filed in this Form 10-Q may not be indicative of the results that would have been obtained had the acquisition occurred prior to the commencement of the periods covered herein. We may not be successful in integrating the operations and personnel of QMS into our business, incorporating the QMS products and any other acquired technologies into our product lines, and deriving significant future sales from QMS products. We may also not be able to establish and maintain uniform standards, controls procedures and policies, or avoid the impairment of relationships with employees and customers as a result of changes in management. To the extent that we are unable to do these things, our business, financial condition and results of operations would be materially affected.

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

WE HAVE BROAD DISCRETION HOW WE INVEST AND MAY NOT YIELD A FAVORABLE RETURN

We intend to invest available funds for general corporate purposes, including working capital, capital expenditures and repayment of long-term indebtedness, and may use a portion to acquire other businesses, products or technologies. Our management may invest in ways with which the stockholders may not agree. Pending any such uses, we plan to continue to invest in investment-grade, interest- bearing securities. We cannot predict that such investments will yield a favorable return.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then- prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. The duration of all of our investments as of September 30, 2000 was less than one year. Due to the short term nature of these investments, we believe that we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

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
Dated: November 16, 2000

By:	/s/ David Eliff

DAVID ELIFF
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

SAGENT TECHNOLOGY, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
27.1*	Financial Data Schedule

_______________

* Previously submitted