Form 10-Q/A
period 1999-06-30
SAGENT TECHNOLOGY INC
filed 2001-03-13
CIK 1058425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-Q/A

                               (Amendment No. 1)

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

     The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 by revising Item 5, 6, and Exhibit
99.1 to clarify that the financial statements provided for Sagent (UK) Limited have been prepared in accordance with UK generally accepted accounting principles.

PART II.  OTHER INFORMATION

ITEM 5.   Other Information

          The registrant hereby includes financial statements and pro forma financial information as it pertains to Sagent (UK) Limited, a subsidiary acquired on June 11, 1999.

         (a)  Financial Statements of Business Acquired

                  The financial statements of Sagent (UK) Limited, prepared in accordance with UK GAAP, are attached hereto as exhibit 99.1 and incorporated herein by this reference.

         (b)  Pro forma Financial Information

                  The unaudited pro forma financial information are attached hereto as exhibit 99.2 and incorporated herein by this reference.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit
             Number              Description
             -------             -----------
              99.1               Financial Statements of Sagent (UK) Limited,
                                 prepared in accordance with UK GAAP

         (b) Reports on Form 8-K

     The Company filed a report on Form 8-K on June 11, 1999 related to the acquisition of Sagent UK, Ltd.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                             SAGENT TECHNOLOGY, INC.
                                  (Registrant)




                                /s/ David Eliff


                               -------------------
                                  DAVID ELIFF
                        Executive Vice President, Finance
                           and Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                                 March 9, 2001

                                 EXHIBIT INDEX

Exhibit
Number              Description
-------             -----------
 99.1               Financial Statements of Sagent (UK) Limited,
                    prepared in accordance with UK GAAP