Form 10-K
period 2000-12-31
SAGENT TECHNOLOGY INC
filed 2001-04-06
CIK 1058425

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-25315

                            SAGENT TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-3225290
(STATE OR OTHER JURISDICTION OF INCORPORATION     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
               OR ORGANIZATION)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates based on closing sales price of the registrant's common stock as reported on The Nasdaq Stock Market as of March 23, 2001, was approximately $61.9 million.

     As of March 23, 2001, Registrant had 35,565,887 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required in Part III of this annual report is incorporated by reference to portions of the registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed on or prior to April 30, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SAGENT TECHNOLOGY, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................    7
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   10
Item 6.   Selected Financial Data.....................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results
          of Operations...............................................   11
          Risk Factors That May Affect Future Results.................   17
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   25
Item 8.   Financial Statements and Supplementary Data.................   26
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   51

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   51
Item 11.  Executive Compensation......................................   51
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   52
Item 13.  Certain Relationships and Related Transactions..............   52

                                  PART IV
Item 14.  Exhibits, Consolidated Financial Statement Schedules and
          Reports on Form 8-K.........................................   52
Signatures............................................................   55
Exhibit Index

                      ------------------------------------

     "Sagent," "Sagent Solution," "Real-time e-Business Intelligence," "Sagent Data Load Server," "Sagent Data Access Server," "Sagent Admin," "Sagent Automation," "Sagent Design Studio," "Sagent Information Studio," "Sagent Analysis," "Sagent Reports," "Sagent WebLink," "Sagent Portal," "Sagent Address Cleanser," "Sagent Forecaster Transform," "Sagent Statistical Calculator," are trademarks, trade names or service marks of Sagent. This prospectus also contains trademarks, trade names and service marks of companies other than Sagent, and these trademarks, trade names and service marks are the property of their respective holders.

                                     PART I

     This annual report contains forward-looking statements based on the current beliefs of our management as well as assumptions made by and information currently available to our management, including statements related to the timing and amounts of our capital needs and expectations regarding licensing revenues and operating expenses. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "believe," "estimate" and other similar expressions, or when you see an asterisk (*) preceding a sentence. These forward-looking statements involve risks and uncertainties, including those described in the section entitled "Risk Factors that May Affect Future Results" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 1. BUSINESS

     We provide real-time e-business intelligence solutions that enable enterprises to improve customer acquisition and retention and operational effectiveness. We develop, market, and support products and services that help businesses collect, analyze, understand, and act on customer and operational information both in batch and in real-time. Our products and services provide a way for an organization's employees, customers, and partners to use the Internet to examine the internal data they already have and to supplement that data with external, value-added information such as demographic, geographic, or other content and data feeds. We refer to our products as "real-time e-business intelligence" solutions because they enable organizations to rapidly make more informed, intelligent decisions and to spread that ability across the enterprise.

     We were incorporated in California in April 1995 under the name Savant Software, Inc. In June 1995, we changed our name to Sagent Technology, Inc. In September 1998, we reincorporated in Delaware. References in this prospectus to "Sagent," "we," "our" and "us" refer to Sagent Technology, Inc. and its subsidiaries, unless the context otherwise requires. Our principal executive office is located at 800 W. El Camino Real, Suite 300, Mountain View, California 94040, and our telephone number at that office is (650) 815-3100.

INDUSTRY BACKGROUND

     Today, information about an organization's customers, products and operations is one of its most important strategic assets. In particular, as organizations pursue more complex operational strategies, their need for timely information increases. As businesses continue to streamline their organizational structures to improve time to market and responsiveness to rapidly changing market conditions, decision making authority is expected to become more distributed, thus heightening the need for broader dissemination of information throughout the enterprise. Recently, the rapid adoption of the Internet has given organizations the ability to share information internally and externally on a cost-effective basis and has dramatically increased the number of people who can receive and access information.

     To be successful in the Internet age, companies must use the Internet to grow their top-line revenue and to manage their bottom-line organizational performance to track the health of their enterprise. Increased competition places a premium on finding and retaining customers, while reduced margins and shortened business cycles make it crucial to control costs and streamline operations. Organizations need to put all of their information assets to work to attract and retain customers, while at the same time increasing operational efficiencies.

     The Internet offers new ways of identifying, qualifying and selling to customers while they are at a company's website, call center, or store location. Many businesses use data about customers' prior buying habits to target marketing activities and create compelling offers for new products or services. But this historical data only delivers part of the picture. Integrating the data businesses collect during each customer interaction with value-added external information -- such as demographic, firmographic, and geographic content -- provides a clearer picture of who a company's customers are and what they really need. Having a complete view of the customer enables companies to improve customer relationships and identify new opportunities for selling, cross-selling, and up-selling. In addition, by understanding the customer, the actual geographic location of his/her household, and the customer's proximity to services and potential hazards, companies can make rapid assessment of customer-value as well as risk.

     In addition to gaining a better understanding of customers, today's companies also require a clear picture of their own operations in order to succeed in the competitive environment of e-business. Enterprises need to understand exactly what is happening within their organization, variances in key performance indicators, and use that knowledge to rapidly reshape and transform the way they run their business. Companies that cannot respond to changing market conditions will be quickly surpassed by their more nimble competitors.

     To improve the timeliness and quality of critical business decisions, companies must give front-line managers the ability to rapidly develop, track, and respond to key business metrics. Empowering employees to make better operational decisions requires an information supply chain that delivers a thorough understanding of all business processes. Unfortunately, the critical business information companies need to facilitate strategic decision-making is often locked up in multiple, disparate applications, databases, and legacy systems across departments, divisions, and the enterprise.

SOLUTION

     We provide real-time e-business intelligence solutions to help companies maximize revenue, reduce costs, and streamline business processes by offering products and services that provide a clearer view of their customers and their internal organization. Elements of our solution include:

     - A suite of integrated software products that provide a platform for collecting, organizing, and manipulating information from a variety of sources;

     - Software tools that enhance enterprise data by dynamically integrating it with demographic information, geographic data, and other value-added content;

     - Web-based services that allow our customers to access our data enhancement tools over the Internet, enabling them to improve the quality and consistency of their internal data and to supplement this data with value-added content and external data sources;

     - Industry-specific data and applications that provide a "rapid deployment" solution for select vertical industries, including pre-packaged data models, metadata, reports, and business rules and metrics; and

     - Consulting services to help customers rapidly and effectively install, configure, and deploy our software and services.

     Our solution provides three primary benefits to our customers. First, it combines in one integrated product key functions that a customer requires, such as extracting information from multiple data sources and providing end-users with the capability to analyze information and publish reports. This saves time and money otherwise spent combining many different products from many different vendors. Second, our product suite can handle a very large number of users and a very large amount of data. This allows our product suite to scale to the increasing numbers of employees or customers who need access to information from inside organizations or through the Internet. Third, the our product suite is designed for the Internet. We have invested significant resources in technology to rapidly distribute information over the web.

PRODUCTS AND SERVICES

  The Sagent Solution

     Our main product, the Sagent Solution, gathers data from a variety of sources, such as relational databases, mainframe databases, flat files and the Internet, and organizes that data into a common structure or repository known as a data mart. A data mart is used to more efficiently manage a subset of corporate data focused on the needs of a specific group of users. Once data is organized into our data mart, the Sagent

Solution product suite allows organizations to efficiently analyze the data and provides access to the information through personal computers, reports, and, importantly, through web browsers over the Internet. We also provide design, systems engineering and education services to facilitate successful customer implementations. The Sagent Solution includes a number of components:

     - Sagent Data Load Server -- a high performance application server for data extraction, transformation and loading that rapidly integrates information from multiple complex sources.

     - Sagent Data Access Server -- a tool that rapidly delivers customized business views of information to users throughout the enterprise and over the Internet.

     - Sagent Admin -- a tool that enables system administrators to control a distributed network of data stores from a single location, providing a single, integrated view of all system components.

     - Sagent Automation -- an event-driven scheduler that delivers robust automation, troubleshooting, and messaging capabilities to ease the process of deploying and providing access to data marts.

     - Sagent Design Studio -- a graphical environment for administrators to develop data flow plans, data staging and storage, metadata creation and online analysis. Developers use this component to define their data extraction, transformation and movement requirements, while users utilize it to perform ad hoc queries, online analysis and reporting.

     - Sagent Information Studio -- a graphical interface for easily accessing and sharing information. This client-side component enables users to build powerful data requests, store result sets for easy reuse and collaborate with other users.

     - Sagent Analysis -- an information studio plug-in for analyzing Sagent data, including cross-tabulation, slicing, drilling, charting and manipulation of information from relational data sources.

     - Sagent Reports -- an enterprise-level reporting tool that enables users to rapidly create, publish and view graphically rich reports and forms.

     - Sagent WebLink -- an Internet interface that provides access to Sagent components through popular browsers, enabling users to run data requests and view result sets quickly and easily from their desktop.

     - Sagent Portal -- a web-based interface that gives employees, vendors and customers a single point of access to up-to-the-second, relevant information in context, from within the enterprise and beyond, all on a single web page.

     - Sagent Address Cleanser and Coder Transform -- a fast, precise transform that seamlessly integrates address standardization and geocoding capabilities into the Sagent Solution.

     - Sagent Forecaster Transform -- an application that predicts future values based on the historical data stored in a data mart.

     - Statistical Calculator -- a tool that delivers a wide range of statistical functions that apply advanced manipulations to data, making it easy to create powerful expressions for loading data and delivering information to end users.

  Product Enhancements from QMS Acquisition

     Our acquisition in December 1999 of Qualitative Marketing Software, Inc., or QMS further enhanced the capabilities of our product suite. With the QMS technologies, we now provide tools and services for data quality, enhancement and profiling. These products enable our customers to supplement the data they already have with value-added external information -- such as demographic, firmographic, and geographic content. This enables a number of important applications for marketing, customer service, and customer relationship management, including:

     - Data enhancement -- records are appended with neighborhood, household, and business information U.S. Census demographics and national consumer and business data.

     - Spatial enhancement and analysis -- records are appended with address-level latitude and longitude coordinates.

     - Address standardization, correction and verification -- records are checked against the official U.S. Postal Service deliverable address database for address correction and addition of ZIP+4, carrier route, delivery point bar code data, line-of-travel codes and more.

     - Householding and record consolidation -- data from diverse sources are consolidated to combine records of people living under the same roof into a single record.

     - Move updating -- our technology matches customer and prospect databases against approximately 16 million individuals and businesses in the USPS FASTforward database that have changed addresses during the past six months. When a match is found, that record is updated automatically.

     Release of Sun-based Solution

     During 2000, we passed a critical development milestone with the release of the internationalized Sagent Solution for the Sun Microsystems Solaris platform. This represents the initial step in our move from a Microsoft NT-centric solution, to a solution that operates on both NT and Unix platforms, roughly doubling the server platform opportunities worldwide for our products.

     Analytical Applications

     In response to the market demand for more packaged solutions, we formed our Analytical Applications Group in September 2000. By augmenting the Sagent Solution with vertical and horizontal specific data models, metadata libraries, pre-configured reports and process plans, we provide pre-packaged analytical applications. The initial Sagent Analytical Application, serving credit unions and community banks in the financial services markets was beta tested in the fourth quarter. Additional Sagent analytical applications are expected to be released in 2001 in the property & casualty insurance market.

     Further Product Development

     We intend to continue making substantial investments in research and development and related activities to maintain and enhance our product lines. Product development is based upon a consolidation of the requirements from existing customers, technical support and engineering. The development group infrastructure provides documentation, quality assurance and delivery and support capabilities (as well as product design and implementation) for our products. There can be no assurance that we will be able to complete these engineering activities in a timely or successfully manner, and the failure to do so could have a material adverse effect upon our business, operating results and financial condition.

     Services

     To complement our product offering, we also offer professional consulting and training services to help customers achieve fast and full value from their implementation of the Sagent Solution. Sagent Professional Services, or SPS, provides a wealth of product and industry experience, from project definition and application development to deployment, training, and ongoing support.

SALES AND MARKETING

     We are focused on building market awareness and acceptance of our products and services and on developing strategic partnerships. Our marketing strategy includes several components: image and awareness building, direct marketing to both prospective and existing customers, a strong Internet presence, and marketing activities with key local and global partners. Our corporate marketing strategy includes extensive public relations activities, corporate advertising, presentations at conferences and trade shows, and working with key analysts and other market influencers. Our direct marketing activities include participation in selected trade shows and conferences, targeted advertising, direct mail efforts to existing and prospective customers, and local, regional and web-based seminars. Our corporate website is also used to generate leads for follow-up by our sales organization. Our inside sales group provides telemarketing support, as well as qualification of leads from other channels. Our partner and channel marketing activities help to recruit, train, support and conduct cooperative marketing with technology partners, resellers and value-added resellers. These programs help to foster strong relationships with our partners. Our marketing organization also provides a wide-range of programs, materials and events to support the sales organization in its efforts. We have several strategic relationships, including ADP, Advent Software, CommerceOne, Compaq, EDS, IBM, Microsoft and Cubiweb. During the first quarter of 2001, we announced strategic partnerships with SAS Institute and Breakaway Solutions, Inc.

     The sales and marketing staff is based at our corporate headquarters in Mountain View, California. Our inside sales organization is based in Clearwater, Florida. We also have field sales offices in 29 locations around the United States, and 21 field sales offices in countries throughout the world.

CUSTOMERS

     We currently have more than 1,500 customers throughout the world and across such diverse industries as insurance, financial services, retail, e-commerce, healthcare and telecommunications. The following are several of our larger customers:

- Advent Software
- Allstate
- Boeing Credit Union
- Breakaway Solutions
- California State Auto Association
- Carrefour (France)
- Convergent Communications
- Haht Software
- Hughes Aircraft
- IndyMac Bank
- Kawasaki Steel (Japan)
- Micro Systems
- Nationwide (UK)
- OfficeMax
- Sears
- Siebel Systems
- Telcordia
- Tickets.com
- United Health Group
- Victory Consulting

     We had no single customer during 2000 that accounted for 10% or more of our total 2000 revenues. Sales to customers located outside the United States and Canada accounted for 13% of our total 2000 revenues.

COMPETITION

     We operate in an intensely competitive, highly fragmented, and rapidly changing market. Our current and potential competitors offer a variety of software solutions and generally fall within five categories:

     - Vendors of packaged analytic applications such as Informatica, Broadbase, e.Piphany, and Hyperion;

     - Vendors of business intelligence software such as Cognos, Business Objects, Brio, MicroStrategy, and Hummingbird;

     - Vendors of data warehousing/data mart infrastructure environments such as Informatica, Ascential, and Acta;

     - Database vendors that offer products which operate specifically with their proprietary database, such as Oracle, IBM, and Informix;

     - Data providers and distributors such as Axciom and HotData.

     The variety of current and potential competitors, and the emerging nature of the market makes our competitive position uncertain. We have experienced and expect to continue experiencing increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than us. Such competitors may be able to devote greater resources to the development, promotion and sales of their products, or to respond more quickly to changes in customer requirements and/or evolving technology. We anticipate additional competition as other vendors enter the market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition.

     Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our prospective customers. Our current or future indirect channel partners may establish cooperative relationships with our current or potential competitors, thereby limiting our ability to sell products through particular distribution channels. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect our ability to obtain new licenses, and maintenance and support renewals for existing licenses on favorable terms. Further, competitive pressures may require us to reduce the price of its products, which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, and the failure to do so could have a material adverse effect upon our business, operating results and financial condition.

     Our products compete on the basis of the following factors:

          - completeness of solution
          - product features
          - product breadth
          - product quality
          - product performance
          - analytical capabilities
          - access to external information
          - user scalability
          - web integration
          - data volume scalability
          - ease of use
          - customer support
          - rapid implementation services
          - price

     We believe our products presently compete favorably with respect to each of these factors. However, our market is still evolving and there can be no assurance that we will be able to compete successfully against current and future competitors, and the failure to do so successfully could have a material adverse effect on our business, operating results and financial condition.

INTELLECTUAL PROPERTY

     We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position.

     We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We hold 5 United States patents. There can be no assurance that our patents will not be invalidated, circumvented or challenged, or that the rights thereunder will provide us with competitive advantages.

     There can be no assurance that others will not develop technologies that are similar or superior to our technology or design around any patent that we may come to own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology.

     We have entered into source code escrow agreements with a number of customers and indirect channel partners requiring release of source code. Such agreements provide that the contracting party will have a limited, non-exclusive right to use the code subject to the agreement in the event that:

     - there is a bankruptcy proceeding by or against us;

     - if we cease to do business; or

     - in some cases, if we fail to meet our contractual obligations.

     We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could:

     - be time consuming to defend;

     - result in costly litigation;

     - divert management's attention and resources;

     - cause product shipment delays; or

     - require us to enter into royalty or licensing agreements.

     Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of product infringement against us and our failure or inability to license the infringed or similar technology, our business, operating results and financial condition could be materially adversely affected.

     Finally, in the future we may rely upon software that we may license from third parties, including software that may be integrated with our internally developed software and used in our products to perform key functions. There can be no assurance that these third-party software licenses will be available on commercially reasonable terms. Our inability to obtain or maintain any third party software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which could have a material adverse effect on our business, operating results and financial condition.

EMPLOYEES

     As of December 31, 2000, we employed 310 full-time personnel, including 190 in sales and services, 23 in marketing, 70 in research and development and 27 in general and administrative positions. Of these employees, 269 were located in the United States and 41 were employed in other countries.

     None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good. We believe that our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing and finance personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future, or delays in either hiring required personnel, or the rate at which new people become productive, particularly sales personnel and engineers, could have a material adverse effect on our business, operating results and financial condition.

ITEM 2. PROPERTIES

     Our principal offices currently occupy approximately 34,000 square feet in Mountain View, California, pursuant to a lease which expires in October 2003. We lease research facilities in Boulder, Colorado, and office space in Clearwater, Florida, and have 19 short-term executive suites leases in North America, including locations in:

        - California                                       - New Hampshire
        - Colorado                                         - New York
        - Florida                                          - Pennsylvania
        - Georgia                                          - Virginia
        - Illinois                                         - Washington
                                                           - District of
        - Massachusetts                                    Columbia

     We also have sales offices in Germany, France, Brazil, Japan, Mexico, and the United Kingdom. We believe that our facilities are adequate to meet our needs for the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

     On March 22, 1999 Timeline, Inc. filed a complaint against us in the United States District Court alleging that our DMS product suite infringed upon one or more of the claims of a Timeline patent. We filed our original answer to the complaint, asserting, among other things, that the Timeline patent was invalid and unenforceable. In December 2000, we reached a settlement with Timeline. Under the terms of the settlement, we received a license to the Timeline patents, and we paid Timeline $600,000 in cash and 600,000 shares of our common stock. Timeline dismissed the lawsuit with prejudice.

     From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court on behalf of the individual investors who purchased our common stock between October 21, 1999 and April 18, 2000. The claims allege that we misrepresented our 1999 and 2000 prospects. The court recently consolidated the complaints and selected a lead plaintiff and counsel. A consolidated amended complaint will be filed in April 2001. We intend to defend vigorously the asserted claims.

     On November 17, 2000, a derivative lawsuit was filed by a purported Sagent shareholder in the Superior Court of California for the County of San Mateo. On February 9, 2001, a second derivative lawsuit was filed in the Superior Court of California for the County of Santa Clara. The complaints name certain of our present and former officers and directors as defendants. The complaint in Santa Clara County also named an investment bank retained by us and an employee of that firm as defendants. We have also been named as a nominal defendant. The principal allegation of the complaints is that the defendants breached their fiduciary duties to us. On March 15, 2001, the California Judicial Council ordered the presiding judge of the Superior Court of California for the County of Santa Clara to assign a judge to determine whether these actions should be coordinated in Santa Clara County. The court assigned a judge on March 22, 2001, and a coordination hearing has been scheduled for May 7, 2001. We intend to defend vigorously the asserted claims.

     From time to time, we may be involved in litigation relating to claims arising in the ordinary course of business. We establish reserves for such claims when a loss is probable and the amount of such loss is reasonably estimable.

     The uncertainty associated with substantial unresolved lawsuits could seriously harm our business and financial condition. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of the lawsuits could also result in the diversion of our management's time and attention away from business operations, which could harm our business. The lawsuits could also have the effect of discouraging potential acquirors from bidding for us or reducing the consideration they would otherwise be willing to pay in connection with an acquisition. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, the size of any such payment could seriously harm our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our 2000 annual meeting of stockholders, held on October 26, 2000, our stockholders voted as follows upon the following matters:

                                                                                            BROKER
                   ACTION                        FOR       AGAINST   WITHHELD   ABSTAIN   NON-VOTES
                   ------                        ---       -------   --------   -------   ---------
1. Election of Class I Directors for 3-year
   terms
   Shanda Bahles............................  23,554,366        n/a  144,124       n/a           n/a
   Klaus S. Luft............................  23,553,846        n/a  144,644       n/a           n/a
2. Approval of Amendment to 1998 Stock Plan
   increasing the number of authorized
   shares by 2,000,000 shares...............   6,071,025  2,068,797      n/a    32,450    15,526,218

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our common stock is listed for trading on The Nasdaq Stock Market's National Market under the symbol "SGNT." The following table lists the high and low closing sales prices of our common stock for the periods indicated.

                                                              HIGH      LOW
                                                             ------    ------
Year Ended December 31, 2000:
  Fourth Quarter...........................................  $ 7.63    $ 1.19
  Third Quarter............................................  $13.94    $ 7.44
  Second Quarter...........................................  $28.00    $ 6.25
  First Quarter............................................  $43.63    $16.63
Year Ended December 31, 1999:
  Fourth Quarter...........................................  $29.94    $ 7.88
  Third Quarter............................................  $13.50    $ 8.31
  Second Quarter...........................................  $15.56    $ 6.38

     At March 23, 2001, there were approximately 281 stockholders of record of our common stock, as shown in the records of our transfer agent, although we believe that there is a significantly larger number of beneficial owners of our common stock.

     We have never declared or paid cash dividends on our common stock. We expect to retain future earnings, if any, for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated annual and quarterly financial data are qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements, including the notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report.

                                                         SELECTED ANNUAL FINANCIAL DATA
                                                             YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                 2000       1999       1998       1997      1996
                                               --------   --------   --------   --------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.................................  $ 58,188   $ 48,001   $ 25,001   $ 12,322   $ 2,917
Net loss.....................................  $(23,704)  $(12,092)  $(15,056)  $ (7,188)  $(6,854)
Net loss per common share:
  Basic and diluted..........................  $  (0.82)  $  (0.55)  $  (2.60)  $  (1.46)  $ (1.89)
Total assets.................................  $ 46,087   $ 66,704   $ 18,617   $ 11,586   $ 7,577
Long-term obligations........................  $    895   $  1,491   $  4,062   $  5,363   $ 2,782
Retained earnings (accumulated deficit)......  $(66,941)  $(43,237)  $(31,145)  $(16,089)  $(8,901)
Total stockholder's equity...................  $ 26,665   $ 43,374   $  2,299   $  5,106   $ 6,921

                                                         SELECTED QUARTERLY FINANCIAL DATA
                                                                THREE MONTHS ENDED
                                               -----------------------------------------------------
                                               MARCH 31     JUNE 30    SEPTEMBER 30     DECEMBER 31
                                               ---------    -------    -------------    ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000:
Revenue......................................   $14,537     $17,502       $13,820         $ 12,329
                                                -------     -------       -------         --------
Gross profit.................................   $11,831     $14,586       $10,261         $  8,679
                                                -------     -------       -------         --------
Net loss before income taxes.................   $(2,009)    $ 1,539       $(8,182)        $(14,543)
                                                -------     -------       -------         --------
Net loss.....................................   $(2,019)    $ 1,532       $(8,381)        $(14,837)
                                                =======     =======       =======         ========
Earnings per share:
  Basic......................................   $ (0.07)    $  0.05       $ (0.29)        $  (0.51)
  Diluted....................................   $ (0.07)    $  0.05       $ (0.29)        $  (0.51)

1999:
Revenue......................................   $ 8,998     $ 9,895       $13,074         $ 16,034
                                                -------     -------       -------         --------
Gross profit.................................   $ 6,770     $ 6,657       $ 9,437         $ 13,388
                                                -------     -------       -------         --------
Net loss before income taxes.................   $(3,298)    $(2,064)      $  (453)        $ (6,014)
                                                -------     -------       -------         --------
Net loss.....................................   $(3,370)    $(2,110)      $  (516)        $ (6,096)
                                                =======     =======       =======         ========
Earnings per share:
  Basic......................................   $ (0.53)    $ (0.08)      $ (0.02)        $  (0.22)
  Diluted....................................   $ (0.53)    $ (0.08)      $ (0.02)        $  (0.22)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements regarding our objectives, expectations and intentions. When used in this discussion, and elsewhere in this annual report, the words "expects," "anticipates," "intends," "believes," "plans" and other similar expressions or an asterisk sign (*) preceding a sentence are intended to identify certain of these forward-looking statements. The cautionary statements made in this annual report should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this annual report. Factors that could cause or contribute to such differences include those discussed in the section entitled "Risk Factors Factors That May Affect Future Results" below.

OVERVIEW

     We provide real-time e-business intelligence solutions that enable enterprises to win, retain, and grow new customers and improve operational effectiveness. We develop, market, and support products and services that help businesses collect, analyze, understand, and act on customer and operational information both in batch and in real-time. Our products and services provide a way for an organization's employees, customers, and partners to use the Internet to examine the internal data they already have and to supplement that data with external, value-added information such as demographic, geographic, or other content and data feeds. We refer to our products as "real-time e-business intelligence" solutions because they enable organizations to rapidly make more informed, intelligent decisions and to spread that ability across the enterprise.

  Revenue

     We sell our software products directly to our customers and through channel partners such as enterprise software vendors, resellers and distributors. Enterprise software vendors generally integrate our products with their applications and will embed them into their products or resell them with their products. Our other channel partners, principally resellers and distributors, sell our software products to end user customers.

     We derive our revenue from license fees for software products and fees for services relating to the software products, including consulting, training, software and data updates, technical support and real-time marketing services over the Internet.

     We recognize revenue from sales of software licenses to end users upon: determination that persuasive evidence of an arrangement exists; delivery of the software to a customer; determination that collection of a fixed or determinable license fee is probable; and determination that no undelivered services are essential to the functionality of the software.

     If consulting services are essential to the functionality of the licensed software, then both the license revenue and the consulting service revenue are recognized as the services are performed. Our arrangements regarding sales of software licenses generally do not include services that are essential to the functionality of the software.

     Revenue for transactions with enterprise application vendors, OEMs, and distributors is generally recognized as earned when the licenses are resold or utilized by the reseller and all related obligations on our part have been satisfied. We provide for sales allowances on an estimated basis. We accrue royalty revenue through the end of the reporting period based on reseller royalty reports or other forms of customer-specific historical information. In the absence of customer-specific historical information, royalty revenue is recognized when the customer-specific objective information becomes available. Any subsequent changes to previously recognized royalty revenues are reflected in the period when the updated information is received from the reseller. However, if the contract stipulates an advance, non-refundable royalty payment, revenue is recognized upon execution of the contract.

     Maintenance contracts generally call for us to provide technical support and software updates and upgrades to customers. Maintenance revenue is recognized ratably over the term of the maintenance contract, generally on a straight-line basis when all revenue recognition requirements are met. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed and when it is determined that the Company has fulfilled our obligations resulting from the services contract.

     During the fourth quarter of 2000, we adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB No. 101"). The adoption of SAB No. 101 did not have a material effect on our consolidated statement of financial position or results of operation.

     Statement of Position, 97-2, "Software Revenue Recognition" (SOP 97-2) was issued in 1997 by the American Institute of Certified Public Accountants (AICPA) and amended by Statements of Position 98-4 and 98-9. We adopted SOP 97-2 effective January 1, 1998. Based on our reading and interpretation of SOP's 97-2, 98-4 and 98-9, we believe our current revenue recognition policies and practices are consistent with SOP's 97-2, 98-4, and 98-9.

  Cost of Revenue

     Cost of revenue from license sales consists primarily of royalties, product packaging, shipping, media and documentation. Cost of services consists primarily of salaries and benefits of consulting, customer service and training personnel and fees paid to third party providers of data and data updates.

  Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, marketing programs, and facilities.

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

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     The following table sets forth, for the periods presented, certain data from our consolidated statements of operations as a percentage of total revenue. The information contained in the table below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report.

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Revenue:
  License...................................................   59.6%     71.1%     62.4%
  Service...................................................   40.4      28.9      37.6
                                                              -----     -----     -----
          Total revenue.....................................  100.0     100.0     100.0
                                                              -----     -----     -----
Cost of revenue:
  License...................................................    3.3       5.9       2.3
  Service...................................................   18.7      15.3      27.5
  Amortization of abandoned development projects............     --       3.3        --
                                                              -----     -----     -----
          Total cost of revenue.............................   22.0      24.5      29.8
                                                              -----     -----     -----
Gross profit................................................   78.0      75.5      70.2
                                                              -----     -----     -----
Operating expenses:
  Sales and marketing.......................................   64.7      56.0      63.7
  Research and development..................................   29.2      26.0      33.7
  General and administrative................................   29.2      10.6      22.9
  Merger and integration charges............................   (4.0)      9.7        --
  Acquired in-process research and development..............     --        --       9.7
                                                              -----     -----     -----
          Total operating expenses..........................  119.1     102.3     130.0
                                                              -----     -----     -----
Loss from operations........................................  (41.3)    (26.7)    (59.8)
Other income (expense), net.................................    1.4       2.1      (1.1)
                                                              -----     -----     -----
Loss before income taxes....................................  (39.9)    (24.6)    (60.9)
Income tax expense (benefit)................................    0.9       0.6      (0.7)
                                                              -----     -----     -----
Net loss....................................................  (40.8)%   (25.2)%   (60.2)%
                                                              =====     =====     =====

  Revenue

     Our total revenue was $58.2 million, $48.0 million and $25.0 million in 2000, 1999 and 1998, respectively, representing increases of $10.2 million or 21.3% from 1999 to 2000 and $23.0 million or 92.0% from 1998 to 1999. The 92.0%
increase in revenues from 1998 to 1999 resulted from a 118.6% increase in license revenues and a 47.8% increase in service revenues. While service revenues continued to increase steadily from 1999 to 2000, license revenues increased only 1.6%, resulting in overall revenue growth of 21.3%.

     License revenues increased to $34.7, $34.1 and $15.6 million in 2000, 1999 and 1998, respectively, representing increases of $0.5 million or 1.6% from 1999 to 2000 and $18.5 million or 118.6% from 1998 to 1999. Increases from 1998 to 1999 were primarily due to increased acceptance of the Sagent Solution, expansion in the domestic and international direct sales organization and expansion in the reseller channels resulting in increases in the number of licenses sold and average transaction size. During 2000, we experienced turnover in our sales force and restructured our sales organization resulting in reduced sales productivity. *Although we believe that as of the beginning of the first quarter of 2001, we had taken the actions necessary to restructure our sales force and refocus attention on increased sales productivity, there can be no assurance that such efforts will yield increased license revenue. The average transaction size remained stable from 1999 to 2000. *We anticipate that license revenue, which has represented a majority of our revenue in the past, will continue to represent a substantial portion of our revenue for the foreseeable future. However, if we continue to experience turnover in our sales force and fail to expand our direct and indirect sales channels, our license revenue may decrease as a percentage of total revenues.

     Service revenue was $23.5 million, $13.9 million and $9.4 million in 2000, 1999 and 1998, respectively, representing increases of $9.7 million or 70% from 1999 to 2000 and $4.5 million or 47.8% from 1998 to 1999. The increase in service revenues from 1998 to 1999 were due to increases in all components of service revenues -- consulting, training and maintenance related to the increase in the number of licenses sold and the increased average transaction size from the prior year. Training and consulting services relating to the acquisition of Talus, Inc. in 1998 further increased service revenues from 1998 to 1999. The increase from 1999 to 2000 was primarily a result of our concerted efforts to involve the consulting organization in each license transaction as it concerns installation and implementation which led to higher customer satisfaction and follow-on sales opportunities in the resulting months.

  Cost of Revenue

     Cost of revenue from license sales consists primarily of royalties, product packaging, shipping media and documentation. Cost of revenue from license sales was $1.9 million, $2.8 million and $0.6 million in 2000, 1999, and 1998, respectively, representing 5.6%, 8.2% and 3.8% of license revenue in the respective periods. From 1998 to 1999, the absolute dollar and percentage increase resulted from increased costs of royalties and documentation. From 1999 to 2000 the absolute dollar and percentage decrease was primarily due to reduced royalties, reductions in headcount in this area, and increased efficiencies in packaging, shipping, media and documentation expense.

     Cost of services consists primarily of salaries, commissions and benefits of consulting, customer service and training personnel and fees paid to third party providers of data and data updates. Cost of services was $10.9 million, $7.3 million and $6.9 million, in 2000, 1999 and 1998, respectively, representing 46.3%, 52.6% and 73.2% of services revenue in the respective periods. The absolute dollar increases were primarily due to increases in technical support staff and consultants. The percentage decreases were due to improved utilization of consulting personnel, increased productivity of our customer service division and a reduction in the use of outside consultants to provide consulting and training services.

  Sales and Marketing

     Sales and marketing expenses consist primarily of compensation, travel, marketing programs, and branch facilities. Sales and marketing expenses were $37.7 million, $26.9 million and $15.9 million in 2000, 1999 and 1998, respectively, representing 64.7%, 56.0% and 63.7% of total revenue in the respective periods. The absolute dollar increases reflect the hiring of additional personnel in connection with building the direct, indirect and reseller/OEM channels and increased sales commissions associated with increasing revenues. The percentage decrease from 1998 to 1999 was attributable to the increase in revenue in 1999 and a slower level of increasing sales resources in the QMS group from the prior year. In addition, 1998 amounts reflect the creation of user conferences, expanded advertising campaigns and design of the Enterprise Intelligence seminar series. The percentage increase from 1999 to 2000 reflects the investment in building the direct and indirect sales organizations and the cost associated with the restructuring of the sales force in 2000. *We believe that as we continue to expand our direct sales and presales support organization, our third-party partnering relationships and our indirect channel sales organization on a worldwide basis, sales and marketing expenses will continue to increase in absolute dollars. *We expect sales and marketing expenses to decrease as a percentage of total revenues, provided that our efforts to improve and expand our sales organization are successful in growing our revenues.

  Research and Development

     Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance, testing and facilities. Research and development expenses were $17.0 million, $12.5 million and $8.4 million in 2000, 1999 and 1998, respectively, representing 29.2%, 26.0% and 33.7% of total revenue in the respective periods. The absolute dollar increase in the respective periods was due to significant investment in the form of additional personnel to develop new versions of our software products, new product offerings and localization enhancements of existing products for foreign countries. *We believe that significant investment for research and development is essential to our future success and we will continue to commit substantial resources to research and development in the future. *We anticipate that research and development expenditures will continue to increase in absolute dollars, although such expenses are expected to decrease as a percentage of total revenues.

  General and Administrative

     General and administrative expenses consist primarily of personnel costs for Sagent's finance, human resources, information systems and general management as well as legal, accounting and bad debt expenses. General and administrative expenses were $17.0 million, $5.1 million and $5.7 million for 2000, 1999 and 1998, respectively, representing 29.2%, 10.6% and 22.9% of total revenues in the respective periods. The absolute dollar decrease from 1998 to 1999 was primarily due to increased efficiencies and reduced third party professional fees. The absolute dollar increase from 1999 to 2000 was primarily due to the settlement of the Timeline litigation, large non-recurring third party professional fees, recruitment and relocation of our senior management team, certain executive compensation charges and an increase in bad debt allowance. In particular, allowance for doubtful accounts increased from $630 in 1999 to $5.0 million in 2000. In addition, in 2000 we settled litigation with Timeline Inc. by issuing 600 shares of our common stock valued at $1.4 million and $600 in cash, and incurred $1.1 million in expenses associated with recruitment and relocation of executive management. The percentage decrease from 1998 to 1999 was attributable to reduced costs combined with increased revenues. The percentage increase from 1999 to 2000 was attributable to the increased costs associated with the Timeline litigation, expenses associated with relocation and hiring costs related to the new management team and the increase in bad debt allowance in 2000. *We expect general and administrative expenses to rise in absolute dollars as we expand staffing to support operations, but to decrease as a percentage of total revenue.

  Merger Related Charges

     As a result of the business combination with QMS on December 11, 1999, accounted for as a pooling of interests, we incurred merger-related costs of $4.6 million. These costs included transaction costs, write-off of duplicate equipment and other assets, and severance pay and outplacement for nine employees. The residual accrual in the amount of $2.3 million was reversed in 2000. As of December 31, 2000 there was no remaining balance as accrued merger related costs.

  Acquired In-Process Technology

     As a result of the business combination with Talus in February 1998, we acquired certain in-process technology. This technology under development consisted of analytical software applications for high technology, manufacturing, food service and hospitality industries. After considering such factors as degree of completion, technological uncertainties, costs incurred, and projected costs to complete, we expensed $2.4 million of in-process technology and allocated $517 of the purchase price to additional intangible assets, primarily non-compete agreements and the value of an assembled workforce. The technology under development has been successfully integrated into our product line.

  Other

     We evaluate the recoverability of long lived assets such as goodwill, other intangible assets and property and equipment on a periodic basis. We have not recorded impairment expenses related to long lived assets in 2000 or 1998, but we recognized $1.6 million of amortization of abandoned development projects in 1999 as a component of cost of revenue. If future events or changes in circumstances indicate that any of our long lived assets will not be recoverable, impairment expenses may be recognized to reduce their carrying values to then estimated fair values. In 2000 we recorded $0.5 million in other expenses related to the disposal of property and equipment.

  Income Taxes

     At December 31, 2000 and 1999, we had available net operating loss carryforwards for federal and state income tax purposes of approximately $41.4 and $23.6 million, respectively. These carryforwards expire from 2003 to 2019. At December 31, 1999 and 2000, we also had available research and development credit carryforwards for federal and state income tax purposes of approximately $1.4 million.

     For federal and state tax purposes, a portion of our net operating loss carryforwards may be subject to certain limitation on annual utilization due to changes in ownership, as defined by federal and state tax law.

     Due to the uncertainty surrounding the realization of the deferred tax asset in future tax returns, we have placed a valuation allowance against our net deferred tax assets. The difference between the statutory rate of approximately 40.0% (34% federal and 6.0% state, net of federal benefits) and the tax benefit of zero that we have recorded is primarily due to our full valuation allowance against its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we had cash and marketable securities totaling $6.4 million, a decrease of $31.8 million from December 31, 1999. Since inception, we have funded our operations primarily through private sales of equity securities, the use of equipment leases and the initial public offering of our common stock in April 1999, not from cash generated by our business.

     Net cash used in operating activities was $25.9 million, $7.6 million and $10.7 million in 2000, 1999 and 1998, respectively. For such periods, net cash used in operating activities was primarily a result of funding ongoing operations.

     During 2000 and 1998, we financed the acquisition of property and equipment, primarily computer hardware and software, and leasehold improvements and furniture totaling $1.6 million and $4.3 million, respectively, through capital leases. Similar financing was not obtained in 1999. Capital lease payments were $.9 million, $4.9 million and $.8 million in 2000, 1999 and 1998, respectively.

     During 2000, we entered into a $10 million bank line of credit agreement collateralized by certain of our assets. The credit line allows for advances against eligible accounts receivable in an aggregate amount not to exceed the lesser of the committed revolving line or the borrowing base, less any outstanding letters of credit. Advances against the revolving line bear interest at the bank's prime rate plus 1%, which was 10.5% at December 31, 2000. As of December 31, 2000 and March 31, 2001, there were no advances on the line of credit. The line of credit expires in June 2001. Under the agreement, Sagent is required to comply with certain covenants, among which are minimum liquidity ratios and tangible net worth ratios. As of December 31, 2000, Sagent was not in compliance with these covenants.

     In February 2001, we completed a private placement of approximately 5.75 million shares of our common stock and received proceeds of $16.3 million, net of $0.4 million in offering costs. In connection with the private placement, we issued to certain placement agents warrants to purchase approximately 210,093 shares of our common stock.

     *We believe that the net proceeds from the private placement, together with any equipment lease lines, will be sufficient to meet our operating requirements for the next 12 months. Thereafter, we may require additional funds to support our operating requirements and may seek, even before such time, to raise additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all, or that if available, such financing will be obtainable on acceptable or favorable terms or that such financing will not be dilutive to our stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. We adopted SFAS 133 in the first quarter of 2001, and such adoption did not have a material effect on our results of operations or financial position.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about risks, together with the other information contained in this annual report, before you decide whether to buy our common stock. Additional risks and uncertainties not known to us or that we now believe to be unimportant could also impair our business. If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly. As a result, the market price of our common stock could decline, and you may lose all or your investment.

WE HAVE A HISTORY OF LOSSES, EXPECT LOSSES IN THE FORESEEABLE FUTURE AND MAY NEVER BECOME PROFITABLE.

     We incurred net losses of $23.7 million, $12.1 million, and $15.1 million in 2000, 1999 and 1998, respectively. We had stockholders' equity of $26.7 million as of December 31, 2000, and $43.4 million as of December 31, 1999.

     We have not achieved profitability to date, and we expect to incur losses in the foreseeable future. We have incurred significant operating expenses in the past and expect to do so again in the future and, as a result, will need to significantly increase revenues in order to achieve profitability. We cannot assure you that we will ever achieve profitability, and if we do achieve profitability, that we will be able to sustain profitability.

WE HAVE LIMITED WORKING CAPITAL AND MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE

     At December 31, 2000, we had cash, cash equivalents and marketable securities totaling $6.4 million. In February 2001, we completed a private placement of our common stock and received proceeds of $16.3 million, net of offering costs.

     To date, we have not achieved profitability or positive cash flow. Although we believe that our current cash, cash equivalents and marketable securities, and any net cash provided by operations, will be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next twelve months, because our revenue is unpredictable, a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to raise additional funds through equity or debt financings. There can be no assurance any equity or debt financing will be available to us on favorable terms, if at all, or that if available, such financing will not be dilutive to our stockholders. If we are unable to raise additional capital, we will take actions to conserve our cash balances, including significantly reducing our operating expenses, downsizing our staff and closing existing branch offices, all of which could have a material adverse effect on our business, financial condition and our ability to reduce losses or generate profits.

WE MAY NOT BE ABLE TO MANAGE EXPENSES GIVEN THE UNPREDICTABILITY OF OUR REVENUE

     We expended significant resources in 1999 and 2000 to build our infrastructure and hire personnel, particularly in our consulting services and sales and marketing groups. We currently expect to continue to hire personnel in 2001 in order to support anticipated higher revenue levels. Consequently, we continue to incur a relatively high level of short term fixed expenses. If planned revenue growth does not materialize, our business, financial condition and results of operation will be materially harmed.

PENDING LITIGATION COULD HARM OUR BUSINESS.

     From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court on behalf of the individual investors who purchased our common stock between October 21, 1999 and April 18, 2000. The claims allege that we misrepresented our 1999 and 2000 prospects. The court recently consolidated the complaints and selected a lead plaintiff and counsel. A consolidated amended complaint will be filed in April 2001.

     On November 17, 2000, a derivative lawsuit was filed by a purported Sagent shareholder in the Superior Court of California. On February 9, 2001, a second derivative lawsuit was filed. The complaints name certain of our present and former officers and directors as defendants. The principal allegation of the complaints is that the defendants breached their fiduciary duties to Sagent.

     The uncertainty associated with substantial unresolved lawsuits could seriously harm our business and financial condition. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of the lawsuits could also result in the diversion of our management's time and attention away from business operations, which could harm our business. The lawsuits could also have the effect of discouraging potential acquirors from bidding for us or reducing the consideration they would otherwise be willing to pay in connection with an acquisition. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, the size of any such payment could seriously harm our financial condition.

VARIATIONS IN QUARTERLY OPERATING RESULTS DUE TO SUCH FACTORS AS CHANGES IN DEMAND FOR OUR PRODUCTS AND CHANGES IN OUR MIX OF REVENUES MAY CAUSE OUR STOCK PRICE TO DECLINE.

     We expect our quarterly operating results to fluctuate. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenue in a quarter may harm our operating results for that quarter. Our quarterly revenue, expenses and operating results could vary significantly from quarter-to-quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the trading price of our common stock will fall. Factors that may cause our operating results to fluctuate on a quarterly basis are:

     - varying size, timing and contractual terms of orders for our products,

     - lengthy sales and implementation cycles associated with our products,

     - our ability to timely complete our service obligations related to product sales,

     - changes in the mix of revenue attributable to higher-margin product license revenue as opposed to substantially lower-margin service revenue,

     - customers' decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next,

     - changes in demand for our software or for enterprise software and real time marketing solutions generally,

     - announcements or introductions of new products by our competitors,

     - software defects and other product quality problems,

     - our ability to integrate acquisitions,

     - any increase in our need to supplement our professional services organization by subcontracting to more expensive consulting organizations to help provide implementation, support and training services when our own capacity is constrained, and

     - our ability to hire, train and retain sufficient engineering, consulting, training and sales staff.

IF WE FAIL TO EXPAND OUR DIRECT AND INDIRECT SALES CHANNELS, WE WILL NOT BE ABLE TO INCREASE REVENUES.

     In order to grow our business, we need to increase market awareness and sales of our products and services. To achieve this goal, we need to increase both our direct and indirect sales channels. If we fail to do so, this failure could harm our ability to increase revenues. We currently receive substantially all of our revenues from direct sales, but we intend to increase sales through indirect sales channels in the future. We also need to expand our direct sales force by hiring additional salespersons and sales management.

     We intend to derive revenues from indirect sales channels by selling our software through value added resellers. These resellers offer our software products to their customers together with consulting and implementation services or integrate our software solutions with other software. We also intend to increasingly offer our software through application service providers, who install our software on their own computer servers and charge their customers for access to that software. We need to expand our indirect sales channels by entering into additional relationships with these third parties.

     We expect as part of our strategy to increase international sales principally through the use of indirect sales channels. We will be even more dependent on indirect sales channels in the future due to our international strategy. We also plan to use international direct sales personnel and therefore must hire additional sales personnel outside the United States. Our ability to develop and maintain these channels will significantly affect our ability to penetrate international markets.

WE HAVE A RELATIVELY NEW MANAGEMENT TEAM AND THERE IS NO GUARANTEE THAT THEY WILL BE SUCCESSFUL IN GROWING OUR BUSINESS.

     Our management team has not worked together for a significant length of time and may not be able to successfully implement our strategy. Ben C. Barnes, our Chief Executive Officer, joined us in August 2000, replacing founder Ken Gardner. David Eliff, our Chief Financial Officer, joined us in May 2000. Jack Peters, Senior Vice President, Sales--Americas, Robert Flynn, Senior Vice President, Marketing, and Arthur Parker, President/General Manager--Europe, Middle East and Africa, joined us in September 2001, November 2000 and January 2001, respectively. These employees serve "at-will" and may elect to pursue other opportunities at any time. If our management team is unable to work effectively together to accomplish our business objectives, our ability to grow our business could be severely impaired.

A SLOWING ECONOMY AND REDUCTIONS IN INFORMATION TECHNOLOGY SPENDING MAY NEGATIVELY AFFECT OUR REVENUE.

     Our revenue may be negatively affected by the increasingly uncertain economic conditions both in the market generally and in our industry. If the economy continues to slow, some companies may reduce their budgets for spending on information technology and business software. As a consequence, our sales cycle may become longer with some customers, and other prospective customers may postpone, reduce, or even forego the purchase of our products and services, which could negatively affect our revenues.

WE DEPEND ON INCREASED BUSINESS FROM NEW CUSTOMERS, AND IF WE FAIL TO GROW OUR CLIENT BASE OR GENERATE REPEAT OR EXPANDED BUSINESS, OUR OPERATING RESULTS COULD BE HARMED.

     If we fail to grow our client base or generate repeat and expanded business from our current and future clients, our business and operating results will be seriously harmed. In some cases, our customers initially make a limited purchase of our products and services. These clients may not choose to purchase additional licenses to expand their use of our products. These clients have not yet developed or deployed initial applications based on our products. If these clients do not successfully develop and deploy these initial applications, they may choose not to purchase deployment licenses or additional development licenses. Our business model generally depends on the expanded use of our products within our customers' organizations.

     In addition, as we introduce new versions of our products or new products, our current customers may not require the functionality of our new products and may not ultimately license those products. Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our license revenue would negatively affect our future services revenue. In addition, if clients elect not to renew their maintenance agreement, our services revenue could decline significantly. Further, some of our customers are Internet-based companies, which have been forced to significantly reduce their operations in light of limited access of sources of financing and current economic slowdown. If customers are unable to pay for their current products or are unwilling to purchase additional products,our revenues would decline.

WE MAY LOSE EXISTING CUSTOMERS OR BE UNABLE TO ATTRACT NEW CUSTOMERS IF WE DO NOT DEVELOP NEW PRODUCTS.

     If we are not able to improve our product line and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and achieve market acceptance, we may lose existing customers or be unable to attract new customers. We may not be successful in developing and marketing new versions, other product enhancements or new products that respond to technological advances by others on a timely or cost-effective basis, or that these products, if developed, will achieve market acceptance.

     We have experienced delays in releasing new products and product enhancements and may experience similar delays in the future. These delays or problems in the installation or implementation of our new releases may cause customers to forego purchases of our products to purchase those of our competitors.

OUR MARKETS ARE HIGHLY COMPETITIVE AND COMPETITION COULD HARM OUR ABILITY TO SELL PRODUCTS AND SERVICES AND REDUCE OUR MARKET SHARE.

     Competition could seriously harm our ability to sell additional software and maintenance and support renewals on prices and terms favorable to us. Additionally, if we cannot compete effectively, we may lose market share. The markets for our products are intensely competitive and subject to rapidly changing technology. We compete against providers of decision support software, data warehousing software and enterprise application software. We also compete with providers of e-Business software, which allows for the electronic delivery of products and services that enable commerce among businesses and end users. Companies in each of these areas may expand their technologies or acquire companies to support greater enterprise intelligence functionality and capability, particularly in the areas of query response time and the ability to support large numbers of users. We may also face competition from vendors of products and turnkey solutions for e-Business applications that include Internet based information functionality.

     Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.

WE NEED TO ATTRACT, TRAIN AND RETAIN ADDITIONAL QUALIFIED PERSONNEL IN A COMPETITIVE EMPLOYMENT MARKET.

     Our success depends on our ability to attract, train and retain qualified, experienced employees. There is substantial competition for experienced management, engineering, sales and marketing personnel, particularly in the market segment in which we compete. If we are unable to retain our existing key personnel, or to attract, train and retain additional qualified personnel, we may experience inadequate levels of staffing to develop and sell our products and perform services for our customers.

     The market price of our common stock has fluctuated substantially since our initial public offering in April 1999, and has experienced a significant decline since the first quarter of 2000. We have relied historically on our ability to attract employees using equity incentives, and any perception by potential and existing employees that our equity incentives are less attractive could harm our ability to attract and retain qualified employees.

WE RELY ON MARKETING, TECHNOLOGY AND DISTRIBUTION RELATIONSHIPS THAT MAY GENERALLY BE TERMINATED AT ANY TIME, AND IF OUR CURRENT AND FUTURE RELATIONSHIPS ARE NOT SUCCESSFUL, OUR GROWTH MAY BE LIMITED.

     We rely on marketing and technology relationships with a variety of companies that, in part, generate leads for the sale of our products. These marketing and technology relationships include relationships with:

     - system integrators and consulting firms;

     - vendors of e-commerce and Internet software;

     - vendors of software designed for customer relationship management or for management of organizations' operational information;

     - vendors of key technology and platforms;

     - demographic data providers; and

     - an application service provider and an Internet hoster.

     If we cannot maintain successful marketing and technology relationships or cannot enter into additional marketing and technology relationships, we may have difficulty expanding the sales of our products and our growth may be limited.

IF WE LOSE KEY LICENSES WE MAY BE REQUIRED TO DEVELOP OR LICENSE ALTERNATIVES WHICH MAY CAUSE DELAYS OR REDUCTIONS IN SALES.

     We rely on software that we have licensed from Opalis S.A. to perform key functions of our Sagent Automation product that automates common tasks in managing data. We also rely on software we have licensed from Microsoft Corporation to allow users to be able to customize the user interface provided by our Sagent Design Studio product. These licenses may not continue to be available to us on commercially reasonable terms. The loss of either of these licenses could result in delays or reductions of shipments of our product suite until equivalent software could be developed, identified, licensed and integrated. If customers require the automation and/or the user interface customization features when licenses for either of those is not available, they may delay or decline to purchase our product suite.

FAILURE OF COMMERCIAL USERS TO ACCEPT INTERNET SOLUTIONS COULD LIMIT OUR FUTURE GROWTH.

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

CUSTOMER SATISFACTION AND DEMAND FOR OUR PRODUCTS WILL DEPEND ON OUR ABILITY TO EXPAND OUR PROFESSIONAL SERVICES GROUP, WHICH ASSISTS OUR CUSTOMERS WITH THE IMPLEMENTATION OF OUR PRODUCTS.

     We believe that growth in our product sales depends on our ability to provide our customers with professional services to assist with support, training, consulting and initial implementation of our products and to educate third-party systems integrators in the use of our products. As a result, we plan to increase the number of professional services personnel to meet these needs. New professional services personnel will require training and take time to reach full productivity. We may not be able to attract or retain a sufficient number of highly qualified professional services personnel. Competition for qualified professional services personnel with the appropriate knowledge is intense. We are in a new market and there is a limited number of people who have the necessary skills. To meet our customers' needs for professional services, we may also need to use more costly third-party consultants to supplement our own professional services group. In addition, we could experience delays in recognizing revenue if our professional services group falls behind schedule in connecting our products to customers' systems and data sources.

WE HAVE EXPANDED OUR INTERNATIONAL OPERATIONS BUT MAY ENCOUNTER A NUMBER OF PROBLEMS IN MANAGING OVERSEAS OPERATIONS WHICH COULD LIMIT OUR FUTURE GROWTH.

     We may not be able to successfully market, sell, deliver and support our products and services internationally. Our failure to manage our international operations effectively could limit the future growth of our business. International sales represented approximately 13% of our total revenue for the year ended December 31, 2000. We conduct our international sales through local subsidiaries in the United Kingdom, Germany, France, Japan, Brazil, and Canada and through distributor relationships in, Benelux, South Africa and eight Pacific Rim countries. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources to hire international sales personnel. Localizing our products is difficult and may take longer than we anticipate due to difficulties in translation and delays we may experience in recruiting and training international staff. In addition, we currently have limited experience in developing local versions of our products, as well as marketing, selling and supporting our products and services overseas.

WE HAVE BEEN, AND MAY BE SUBJECT TO FUTURE, INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS.

     We may be subject, from time to time, to claims that we are infringing the intellectual property rights of others. Any litigation regarding intellectual property rights may be costly to defend or settle, and may divert the attention of our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements.

     In December 2000 we settled an infringement claim brought by Timeline, Inc. Under the terms of the settlement, we paid Timeline $600,000 and issued 600,000 shares of our common stock to Timeline.

     We may subject to similar or more costly claims in the future or may become subject to an injunction against use of our products. A successful claim of patent or other intellectual property infringement against us would have an immediate material adverse effect on our business and financial condition.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, THIS INABILITY COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUE AND INCREASE OUR COSTS.

     Our success depends in large part on our proprietary technology. We rely on a combination of copyright, trademark and trade secrets, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, our competitive position may be harmed.

     Other software providers could copy or otherwise obtain and use our products or technology without authorization. They also could develop similar technology independently which may infringe our proprietary rights. We may not be able to detect infringement and may lose a competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

IF WE DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGE OUR PRODUCT MAY BE RENDERED OBSOLETE AND OUR BUSINESS MAY FAIL.

     Our industry is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements and emerging industry standards. In order to achieve broad customer acceptance, our products must be compatible with major software and e-commerce applications and operating systems. We must continually modify and enhance our products to keep pace with changes in these applications and systems. Internet selling system technology is complex and new products enhancements can require long development and testing periods. If our products were to be incompatible with a popular new systems or applications, our business would be significantly harmed. In addition, the development of entirely new technologies replacing existing software could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete.

WE HAVE RECENTLY ISSUED A LARGE NUMBER OF SHARES OF OUR COMMON STOCK, AND THE SALE OF THESE SHARES COULD CAUSE OUR STOCK PRICE TO DECLINE.

     During the first quarter of 2001, we issued an aggregate of 7,509,896 shares of our common stock in private transactions. We issued 600,000 shares of our common stock to Timeline, Inc., in settlement of litigation, 950,000 shares of our common stock to eGlobal Technology Services Limited in exchange for an additional 33% equity interest in Sagent (Asia Pacific) Pte Ltd., and 5,749,803 shares of our common stock to investors in a private placement at a price per share of $2.90. In connection with the private placement, we also issued to certain placement agents warrants to purchase 210,093 shares of our common stock at an exercise price per share of $2.90. We are under an obligation to file registration statements under the Securities Act of 1933 covering the sale of all of the foregoing shares. We expect to file such registration statements in April 2001. If these stockholders sell substantial amounts of our common in the public market following this offering, the market price of our common stock could fall.

IF OUR STOCK PRICE DECLINES FURTHER, THERE IS A RISK THAT WE MAY BE DELISTED BY NASDAQ.

     Our common stock trades on the Nasdaq National Market, which has certain compliance requirements for continued listing of common stock. If the minimum closing bid price per share is less than $1.00 for a period of 30 consecutive business days, our shares may be delisted following a 90 day notice period during which the minimum closing bid price must be $1.00 or above per share for a period of 10 consecutive business days, if we do not file an appeal. As of the close of business on April 3, 2001, our common stock closed at a minimum bid price per share of $1.312.

     The result of delisting from the Nasdaq National Market would be a reduction in the liquidity of any investment in our common stock. Delisting would reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity would make it more difficult for us to raise capital in the future.

ENTERPRISE INTELLIGENCE SOFTWARE MARKETS MAY NOT GROW.

     Since all of our revenue are attributable to the sale of enterprise intelligence software and related maintenance, consulting and training services, if the market for enterprise intelligence software does not grow, our business will not grow. We expect enterprise intelligence software and services to account for substantially all of our revenue for the foreseeable future. Although demand for Enterprise Intelligence software has grown in recent years, the market may not continue to grow or, even if the market does grow, businesses may not adopt our products.

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

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below certain critical levels, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our California facilities.

Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase, the operating expenses associated with our facilities are located in California will likely increase, which would harm our results of operations.

OUR ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS AND DILUTE STOCKHOLDER VALUE.

     We may make investments in or acquire complementary companies, products and technologies. If we buy a company, we could have difficulty in assimilating that company's operations. In addition, we may be unsuccessful in retaining the key personnel of the acquired company. Moreover, we currently do not know and cannot predict the accounting treatment of any such acquisition, in part because we cannot be certain what accounting regulations, conventions or interpretations may prevail in the future. If we acquire complementary technologies or products, we could experience difficulties assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing stockholders, and adversely affect the price of our common stock.

FAILURE OF COMMERCIAL USERS TO ACCEPT INTERNET SOLUTIONS COULD LIMIT OUR FUTURE GROWTH.

     A key element of our strategy is to offer users the ability to access, analyze and report information from a data server through a Web browser. Our growth would be limited if businesses do not accept Internet solutions or perceive them to be cost-effective. Continued viability of the Internet depends on several factors, including:

     - Third parties' abilities to develop new enabling technologies in a timely manner;

     - The Internet's ability to handle increased activity;

     - The Internet's ability to operate as a fast, reliable and secure network; and

     - Potential changes in government regulation;

     Moreover, critical issues concerning the commercial use of the Internet, including data corruption, cost, ease of use, accessibility and quality of service, remain unresolved and may negatively affect commerce and communication on the Internet. These issues will need to be addressed in order for the market for our products and services to grow.

IF WE DISCOVER SOFTWARE DEFECTS WE MAY HAVE PRODUCT-RELATED LIABILITIES WHICH MAY LEAD TO LOSS OF REVENUE OR DELAY IN MARKET ACCEPTANCE FOR OUR PRODUCTS.

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

WE HAVE ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY.

     Provisions of our certificate of incorporation, bylaws, other agreements and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Our board of directors could choose not to negotiate with an acquirer that it did not feel was in the strategic interests of our company. If the acquirer was discouraged from offering to acquire us, or prevented from successfully completing a hostile acquisition by the anti-takeover measures, you could lose the opportunity to sell your shares at a favorable price.

WE DO NOT INTEND TO PAY DIVIDENDS AND YOU MAY NOT EXPERIENCE A RETURN ON INVESTMENT WITHOUT SELLING SHARES.

     We have never declared or paid any cash dividends on our capital stock. Therefore, you will not experience a return on your investment in our common stock without selling your shares since we currently intend on retaining future earnings to fund our growth and do not expect to pay dividends in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Risk Factors That May Affect Results" beginning on page 12.

INTEREST RATE RISK

     At December 31, 2000, we had cash totaling $6.4 million, compared to $38.2 million of cash, cash equivalents and marketable securities at December 31, 1999. Therefore, we believe we are not currently exposed to significant interest rate risk.

     In 2000, we entered into a $10 million line of credit agreement with a bank collateralized by our assets. Advances against the revolving line bear interest at the bank's prime rate, plus 1%. Although we have no outstanding balance under the line of credit, we may borrow under the line in the future. If we do so and market interest rates rise, then our interest payments would increase accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

     Substantially all of our revenue recognized to date has been denominated in U.S. dollars and a significant portion of which has been realized outside of the United States. To the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future.

EQUITY PRICE RISK

     We do not own any significant public equity investments. Therefore, we believe we are not currently exposed to any direct equity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            SAGENT TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Reports of Independent Accountants..........................   27
Audited Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   29
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................   30
Consolidated Statements of Stockholders' Equity and
  Comprehensive Loss for the Years Ended December 31, 2000,
  1999 and 1998.............................................   31
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................   32
Notes to Consolidated Financial Statements for the Years
  Ended December 31, 2000, 1999 and 1998....................   33
Schedule II -- Valuation and Qualifying Accounts............   51

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Sagent Technology, Inc.

     We have audited the accompanying consolidated balance sheet of Sagent Technology, Inc., and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the year then ended. Our audit also included the financial statement schedule as listed in the Index at Item 14(a) as of and for the year ended December 31, 2000. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sagent Technology, Inc., and subsidiaries at December 31, 2000 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of and for the year ended December 31, 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Mountain View, CA
February 5, 2001, except as to
Note 15 which is as of March 5, 2001.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Sagent Technology, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows present fairly, in all material respects, the financial position of Sagent Technology, Inc. and its subsidiaries at December 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 10, 2000

                            SAGENT TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  6,372    $ 15,910
  Marketable securities.....................................        --      22,309
  Accounts receivable, net of allowance for doubtful
     accounts of $4,968 in 2000 and $630 in 1999............    14,667      11,027
  Prepaid expenses..........................................     6,261       4,576
                                                              --------    --------
          Total current assets..............................    27,300      53,822
Property and equipment, net.................................     5,718       3,676
Goodwill, net...............................................     7,323       7,895
Other assets, net...........................................     2,595       1,311
Notes receivable from officers..............................     3,151          --
                                                              --------    --------
          Total assets......................................  $ 46,087    $ 66,704
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,296    $  1,151
  Accrued liabilities.......................................     5,842      10,034
  Accrued merger costs......................................        --       4,109
  Deferred revenue..........................................     8,352       5,910
  Current portion of capital lease obligations..............     1,037         635
                                                              --------    --------
          Total current liabilities.........................    18,527      21,839
Deferred revenue............................................        --       1,140
Deferred rent...............................................       245          --
Long-term portion of capital lease obligations..............       650         351
                                                              --------    --------
          Total liabilities.................................    19,422      23,330
                                                              --------    --------
Commitments and contingencies (Note 5)
Stockholders' equity:
  Convertible preferred stock, par value $.001 per share;
     Authorized: 15,556 shares in 2000 and 1999; Issued and
     outstanding: none in 2000 and 1999.....................        --          --
  Common stock, par value $.001 per share; Authorized:
     70,000 shares; Issued and outstanding: 29,829 shares in
     2000 and 27,896 shares in 1999.........................        30          28
  Additional paid-in capital................................    97,354      89,135
  Notes receivable from stockholders........................    (2,423)     (2,625)
  Deferred compensation.....................................    (1,566)         --
  Accumulated deficit.......................................   (66,941)    (43,237)
  Accumulated other comprehensive loss......................       211          73
                                                              --------    --------
          Total stockholders' equity........................    26,665      43,374
                                                              --------    --------
          Total liabilities and stockholders' equity........  $ 46,087    $ 66,704
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            SAGENT TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
REVENUE:
  License..................................................  $ 34,666    $ 34,130    $ 15,613
  Service..................................................    23,522      13,871       9,388
                                                             --------    --------    --------
          Total revenue, net...............................    58,188      48,001      25,001
                                                             --------    --------    --------
COST OF REVENUE:
  License..................................................     1,940       2,834         588
  Service..................................................    10,891       7,315       6,870
  Amortization of abandoned development projects...........        --       1,600          --
                                                             --------    --------    --------
          Total cost of revenue............................    12,831      11,749       7,458
                                                             --------    --------    --------
Gross profit...............................................    45,357      36,252      17,543
                                                             --------    --------    --------
OPERATING EXPENSES:
  Sales and marketing......................................    37,668      26,862      15,920
  Research and development.................................    17,003      12,466       8,431
  General and administrative...............................    17,019       5,111       5,723
  Merger and integration charges...........................    (2,318)      4,646          --
  Acquired in-process research and development.............        --          --       2,425
                                                             --------    --------    --------
          Total operating expenses.........................    69,372      49,085      32,499
                                                             --------    --------    --------
Loss from operations.......................................   (24,015)    (12,833)    (14,956)
Interest income (expense), net.............................     1,277       1,005        (290)
Other income (expense).....................................      (456)         (1)          8
                                                             --------    --------    --------
Loss before income taxes...................................   (23,194)    (11,829)    (15,238)
Income tax expense (benefit)...............................       510         263        (182)
                                                             --------    --------    --------
Net loss...................................................  $(23,704)   $(12,092)   $(15,056)
                                                             ========    ========    ========
Net loss per share:
  Basic and diluted........................................  $  (0.82)   $  (0.55)      (2.60)
                                                             ========    ========    ========
Number of shares used in calculation of net loss per share:
  Basic and diluted........................................    28,773      21,868       5,797

  The accompanying notes are an integral part of these consolidated financial statements.

                            SAGENT TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       NOTES
                                  PREFERRED STOCK     COMMON STOCK     ADDITIONAL    RECEIVABLE
                                  ----------------   ---------------    PAID-IN         FROM         DEFERRED     ACCUMULATED
                                  SHARES    AMOUNT   SHARES   AMOUNT    CAPITAL     STOCKHOLDERS   COMPENSATION     DEFICIT
                                  -------   ------   ------   ------   ----------   ------------   ------------   -----------
BALANCES, DECEMBER 31, 1997.....   12,390    $12      5,324    $ 5      $21,178       $    --             --       $(16,089)
 Net loss.......................       --     --         --     --           --            --             --        (15,056)
 Translation adjustment.........       --     --         --     --           --            --             --             --
 Comprehensive loss.............
 Preferred stock issued, net....    1,941      2         --     --       10,357            --             --             --
 Preferred stock issued related
   to acquisition...............      259      1         --     --        1,400            --             --             --
 Preferred stock repurchased....      (46)    --         --     --         (118)           --             --             --
 Stock warrants issued..........       --     --         --     --          114            --             --             --
 Common stock options
   exercised....................       --     --        725      1          290            --             --             --
 Common stock repurchased.......       --     --        (57)    --          (20)           --             --             --
 Common stock issued for notes
   receivable...................       --     --        180     --          522          (522)            --             --
 Exercise of stock purchase
   right........................       --     --         28     --          121            --             --             --
                                  -------    ---     ------    ---      -------       -------        -------       --------
BALANCES, DECEMBER 31, 1998.....   14,544     15      6,200      6       33,844          (522)            --        (31,145)
 Net loss.......................       --     --         --     --           --            --             --        (12,092)
 Translation adjustment.........       --     --         --     --           --            --             --             --
                                  -------    ---     ------    ---      -------       -------        -------       --------
 Comprehensive loss.............
 Common stock issued in
   connection with initial
   public offering..............  (14,544)   (15)    20,248     21       46,348            --             --             --
 Common stock issued for notes
   receivable...................       --     --         --     --        2,284        (2,284)            --             --
 Repayment of notes receivable
   issued for common stock......       --     --         --     --           --           315             --             --
 Interest on notes receivable
   issued for common stock......       --     --         --     --           --          (134)            --             --
 Common stock options
   exercised....................       --     --        978      1        1,160            --             --             --
 Common stock issued related to
   employee stock purchase
   plan.........................       --     --         68     --          521            --             --             --
 Common stock warrants
   exercised....................       --     --        236     --          786            --             --             --
 Common stock issued related to
   acquisitions.................       --     --        166     --        1,437            --             --             --
 Common stock options issued
   below market value...........       --     --         --     --        2,755            --             --             --
                                  -------    ---     ------    ---      -------       -------        -------       --------
BALANCES, DECEMBER 31, 1999.....       --     --     27,896     28       89,135        (2,625)            --        (43,237)
 Net loss.......................       --     --         --     --           --            --             --        (23,704)
 Translation adjustment.........       --     --         --     --           --            --             --             --
                                  -------    ---     ------    ---      -------       -------        -------       --------
 Comprehensive loss.............
 Issuance of stockholder notes
   receivable...................       --     --         --     --           --          (136)            --             --
 Common stock repurchased by
   note cancellation............       --     --        (85)    --         (482)          482             --             --
 Interest on notes receivable
   issued for common stock......       --     --         --     --           --          (144)            --             --
 Common stock issued related to
   litigation settlements.......       --     --        725      1        2,354            --             --             --
 Common stock options
   exercised....................       --     --        886      1        3,019            --             --             --
 Common stock issued related to
   employee stock purchase
   plan.........................       --     --        256     --        1,045            --             --             --
 Restricted common stock issued
   to executive.................       --     --        150     --        1,742            --         (1,566)            --
 Stock warrants issued..........       --     --         --     --           15            --             --             --
 Common stock issued to non-
   employees....................       --     --         14     --          527            --             --             --
 Common stock repurchased.......       --     --        (13)    --           (1)           --             --             --
                                  -------    ---     ------    ---      -------       -------        -------       --------
BALANCES, DECEMBER 31, 2000.....       --    $--     29,829     30       97,354        (2,423)        (1,566)       (66,941)
                                  =======    ===     ======    ===      =======       =======        =======       ========

                                   ACCUMULATED
                                      OTHER           TOTAL
                                  COMPREHENSIVE   STOCKHOLDERS'
                                      LOSS           EQUITY
                                  -------------   -------------
BALANCES, DECEMBER 31, 1997.....      $ --          $  5,106
 Net loss.......................        --           (15,056)
 Translation adjustment.........       101               101
 Comprehensive loss.............                     (14,955)
 Preferred stock issued, net....        --            10,359
 Preferred stock issued related
   to acquisition...............        --             1,401
 Preferred stock repurchased....        --              (118)
 Stock warrants issued..........        --               114
 Common stock options
   exercised....................        --               291
 Common stock repurchased.......        --               (20)
 Common stock issued for notes
   receivable...................        --                --
 Exercise of stock purchase
   right........................        --               121
                                      ----          --------
BALANCES, DECEMBER 31, 1998.....       101             2,299
 Net loss.......................        --           (12,092)
 Translation adjustment.........       (28)              (28)
                                      ----          --------
 Comprehensive loss.............                     (12,120)
 Common stock issued in
   connection with initial
   public offering..............        --            46,354
 Common stock issued for notes
   receivable...................        --                --
 Repayment of notes receivable
   issued for common stock......        --               315
 Interest on notes receivable
   issued for common stock......        --              (134)
 Common stock options
   exercised....................        --             1,161
 Common stock issued related to
   employee stock purchase
   plan.........................        --               521
 Common stock warrants
   exercised....................        --               786
 Common stock issued related to
   acquisitions.................        --             1,437
 Common stock options issued
   below market value...........        --             2,755
                                      ----          --------
BALANCES, DECEMBER 31, 1999.....        73            43,374
 Net loss.......................        --           (23,704)
 Translation adjustment.........       138               138
                                      ----          --------
 Comprehensive loss.............                     (23,566)
 Issuance of stockholder notes
   receivable...................        --              (136)
 Common stock repurchased by
   note cancellation............        --                --
 Interest on notes receivable
   issued for common stock......        --              (144)
 Common stock issued related to
   litigation settlements.......        --             2,355
 Common stock options
   exercised....................        --             3,020
 Common stock issued related to
   employee stock purchase
   plan.........................        --             1,045
 Restricted common stock issued
   to executive.................        --               176
 Stock warrants issued..........        --                15
 Common stock issued to non-
   employees....................        --               527
 Common stock repurchased.......        --                (1)
                                      ----          --------
BALANCES, DECEMBER 31, 2000.....       211            26,665
                                      ====          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            SAGENT TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(23,704)   (12,092)   (15,056)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
    Depreciation and amortization...........................     4,033      4,350      2,011
    Provision for doubtful accounts.........................     4,793        122         58
    In-process research and development.....................        --         --      2,425
    Loss on disposal of property and equipment..............       656         --         --
    Shares issued in litigation settlement..................     2,355         --         --
    Issuance of common stock for services...................       527      2,755        262
    Issuance of common stock warrants for services..........        15         --        114
    Stock-based employee compensation.......................       176         --         --
    Share of losses in equity investment....................       170         --         --
    Accrued interest on notes receivable....................      (144)        --         --
  Net change in operating assets and liabilities:
    Accounts receivable.....................................    (8,433)    (4,603)    (3,549)
    Prepaid assets..........................................    (1,685)    (2,956)      (825)
    Other assets............................................       (75)    (7,056)    (1,011)
    Accounts payable........................................     2,145     (1,748)     1,957
    Accrued liabilities.....................................    (4,192)     5,367      2,498
    Accrued merger costs....................................    (4,109)     4,109         --
    Deferred revenue........................................     1,302      4,196        389
    Deferred rent...........................................       245         --         --
                                                              --------    -------    -------
        Net cash used in operating activities...............   (25,925)    (7,556)   (10,727)
                                                              --------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities.........................   (39,666)   (22,309)        --
  Sale of marketable securities.............................    61,975         --         --
  Purchase of property and equipment........................    (3,535)    (2,904)    (1,233)
  Purchases of long-term investments........................    (1,379)        --         --
  Sale of property and equipment............................       200      1,539         --
  Business acquisitions, net of cash acquired...............    (1,228)    (1,132)    (2,696)
  Employee notes............................................    (3,287)        --         --
  Capitalized software development..........................        --       (612)    (1,209)
                                                              --------    -------    -------
        Net cash used in investing activities...............    13,080    (25,418)    (5,138)
                                                              --------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from capital lease financing.....................        --         --      4,329
  Payments of capital lease obligations.....................      (895)    (4,911)      (781)
  Proceeds from issuance of preferred stock, net............        --         --     10,360
  Repurchase of common stock................................        (1)        --        (20)
  Repurchase of preferred stock.............................        --         --       (118)
  Proceeds from issuance of common stock, net...............     4,065     50,440      1,199
                                                              --------    -------    -------
        Net cash provided by financing activities...........     3,169     45,529     14,969
                                                              --------    -------    -------
Effect of exchange rate changes.............................       138        (28)       101
                                                              --------    -------    -------
Net increase (decrease) in cash and cash equivalents........    (9,538)    12,527       (795)
Cash and cash equivalents, beginning of year................    15,910      3,383      4,178
                                                              --------    -------    -------
Cash and cash equivalents, end of year......................  $  6,372     15,910      3,383
                                                              ========    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            SAGENT TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business. Sagent Technology, Inc., ("Sagent" or the "Company"), develops, markets and supports software designed to address organizations' information access, analysis and delivery needs. Sagent, formerly Savant Software, Inc., was incorporated under the laws of the State of California in April 1995 and reincorporated in Delaware in 1998.

     Principles of consolidation. The consolidated financial statements include the accounts of Sagent Technology, Inc. and its wholly-owned subsidiaries, Qualitative Marketing Software, Inc. (QMS), Sagent U.K., Ltd., Sagent Technology GmbH, Sagent France, S.A., Sagent Technology Japan KK, Sagent Technology Canada Inc., and Sagent Brazil. All intercompany accounts and transactions have been eliminated. The 1999 acquisition of QMS is accounted for as a pooling of interests. The consolidated financial statements have been restated for all periods presented as if QMS and the Company had always been combined.

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

     Foreign currency translation. The functional currency of Sagent's subsidiaries is the local currency. Accordingly, Sagent applies the current rate method to translate the subsidiaries' financial statements into U.S. dollars. Translation adjustments are included as a separate component of accumulated other comprehensive loss in the accompanying consolidated financial statements.

     Cash and cash equivalents. Sagent considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Sagent's cash and cash equivalents at December 31, 2000 and 1999 consisted of deposits in domestic banks and money market funds.

     Supplemental cash flow information. Selected cash payments and non-cash activities were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                             --------------------------
                                                             2000       1999      1998
                                                             -----    --------    -----
Supplemental disclosure of cash flow information:
  Cash payments for interest...............................  $ 95     $   407     $297
  Cash payments for taxes..................................   196         200       --
Supplemental non-cash financing activities:
  Common stock repurchased by note cancellation............   482          --       --
  Property and equipment acquired through capital lease....  1,596         --       --
  Common stock issued for notes receivable.................    --       2,284      522
  Net liabilities assumed in connection with
     acquisitions..........................................    66         489      956
  Common stock issued related to acquisition...............    --       1,437       --
  Preferred stock issued related to acquisition............    --          --     1,400
  Conversion of preferred stock to common..................    --      29,471       --

     Marketable securities. Management determines the appropriate classifications of investments in debt and equity securities at the time of purchase. At December 31, 1999 Sagent's marketable securities consisted of commercial paper and corporate debt securities, are classified as available-for-sale, and are carried at fair value. The fair value of Sagent's available-for-sale securities is based on quoted market prices at the balance sheet dates. Realized gains and losses and declines in value judged to be other-than-temporary on available-

                            SAGENT TECHNOLOGY, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

for-sale securities are included in interest and other income (expense), in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest and other income (expense), in the accompanying consolidated statements of operations.

     Concentration of credit risk and fair value of financial instruments. Financial instruments which potentially subject Sagent to concentrations of credit risk consist primarily of trade accounts receivable. Sagent maintains allowances for potential credit losses and such losses to date have been within management's expectations. There were no customers with balances due to Sagent in excess of 10% of aggregate accounts receivable at December 31, 2000 or 1999.

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

     Long lived assets, including property, equipment, goodwill and other intangible assets. The costs of long lived assets, except for property and equipment, are amortized over their estimated useful lives of three to ten years. If events or changes in circumstances indicate that the property, equipment and other long lived assets will not be recoverable, as determined based on the undiscounted cash flows of the acquired business over the remaining amortization period, the carrying value is reduced to net realizable value. There were no such reductions in carrying value in 2000, or 1998. The Company recognized $1,600 of amortization of abandoned development projects in 1999.

     Notes receivable from officers. Notes receivable from officers are loans made by the Company that are secured by real estate. The notes bear interest at rates between 5.0% and 8.0%. Principal and interest are due by August 30, 2005. Additionally, there is a note in the amount of $750 to one of the officers which is forgiven over a 5-year period.

     Revenue recognition. Revenue consists principally of fees for licenses of the Company's software products, maintenance, consulting, and training. The Company recognizes revenue using the residual method in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of maintenance and other services is based on the Company's customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, consulting, and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

     Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and the arrangement does not require services that are essential to the functionality of the software. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is recognized when the arrangement fee becomes due and payable. If

                            SAGENT TECHNOLOGY, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

at the outset of the customer arrangement, the Company determines that collectability is not probable, revenue is recognized as the arrangement fee is collected.

     The Company's specific policies for recognition of license revenues and services revenues are as follows:

     License revenue. The Company recognizes revenue from sales of software licenses to end users upon: determination that persuasive evidence of an arrangement exists; delivery of the software to a customer; determination that collection of a fixed or determinable license fee is probable; and determination that no undelivered services are essential to the functionality of the software.

     If consulting services are essential to the functionality of the licensed software, then both the license revenue and the consulting service revenue are recognized as the services are performed. The Company's arrangements generally do not include services that are essential to the functionality of the software.

     Revenue for transactions with enterprise application vendors, OEMs, and distributors is generally recognized as earned when the licenses are resold or utilized by the reseller and all related obligations of the Company have been satisfied. The Company provides for sales allowances on an estimated basis. The Company accrues royalty revenue through the end of the reporting period based on reseller royalty reports or other forms of customer-specific historical information. In the absence of customer-specific historical information, royalty revenue is recognized when the customer-specific objective information becomes available. Any subsequent changes to previously recognized royalty revenues are reflected in the period when the updated information is received from the reseller. However, if the contract stipulates an advance, non-refundable royalty payment, revenue is recognized upon execution of the contract.

     Service revenue. Maintenance contracts generally call for the Company to provide technical support and software updates and upgrades to customers. Maintenance revenue is recognized ratably over the term of the maintenance contract, generally on a straight-line basis when all revenue recognition requirements are met. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed and it is determined that the Company has fulfilled its obligations resulting from the services contract.

     During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB No. 101"). The adoption of SAB No. 101 did not have a material effect on the Company's consolidated statement of financial position or results of operation.

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

     Advertising. Sagent expenses advertising costs as incurred. Advertising costs amounted to $686, $213, and $815 for 2000, 1999 and 1998, respectively.

     Stock-Based Compensation. Sagent accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-based Compensation," pursuant to which companies may account for such costs in accordance with APB No. 25, "Accounting for Stock Issued to Employees" as interpreted by FIN 44 "Accounting for Certain Transactions involving Stock Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of common stock and the exercise price. Additionally, pursuant to SFAS No. 123, stock issued to non-employees is accounted for at the fair value of the equity instruments issued, or at the fair value of the consideration received, whichever is more reliably measurable.

                            SAGENT TECHNOLOGY, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Research and development expense. Software development costs associated with new products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. In the year ended December 31, 2000, the time period between establishment of technological feasibility and the completion of software development has been short, and no significant development costs have been incurred during that period. Accordingly, no software development costs have been capitalized in the year ended December 31, 2000. The Company capitalized software development costs of $612 and $1,209 in the years ended December 31, 1999 and 1998, respectively.

     Income taxes. Sagent uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Sagent records a valuation allowance to reduce tax assets to an amount for which realization is more likely than not.

     Net loss per share. Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding, net of shares subject to repurchase during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options, warrants, restricted stock and convertible preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

     Comprehensive loss. Differences between comprehensive loss and net loss related to translation adjustments during each period reported which are reported as a separate component of stockholders' equity. Tax effects of comprehensive loss are not considered material for any period.

     Recent accounting pronouncements. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company adopted SFAS 133 in the first quarter of 2001, and such adoption did not have a material effect on the Company's results of operations or financial position.

     Reclassification. Sagent has reclassified the presentation of certain prior year information to conform to the current year presentation. These changes had no effect on previously reported financial position or results of operations.

                            SAGENT TECHNOLOGY, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 2. BUSINESS COMBINATIONS

  Pooling of Interests

     On December 11, 1999, Sagent completed its merger with Qualitative Marketing Software, Inc. (QMS). The merger was accounted for as a pooling of interests. Sagent issued 2,100 shares of common stock in exchange for all outstanding stock of QMS. Sagent also assumed all options to purchase QMS stock which were converted into options to purchase 428 shares of Sagent stock. Historical results of Sagent and QMS for the two full years prior to the consummation of the merger were:

                                                           1999        1998
                                                         --------    --------
Revenue:
  Sagent...............................................  $ 36,004    $ 17,043
  QMS..................................................    11,997       7,958
                                                         --------    --------
                                                         $ 48,001    $ 25,001
                                                         ========    ========
Net loss:
  Sagent...............................................  $ (7,016)   $(13,701)
  QMS..................................................    (5,076)     (1,355)
                                                         --------    --------
                                                         $(12,092)   $(15,056)
                                                         ========    ========

     Costs incurred in connection with the merger during years ended December 31, 2000 and 1999 were:

                                                                                  DECEMBER 31,
                                                               COSTS     COSTS        1999
                                                              ACCRUED    PAID       BALANCE
                                                              -------    -----    ------------
YEAR ENDED DECEMBER 31, 1999:
Severance and other personnel cost..........................  $  328     $ --        $  328
Transaction costs...........................................   3,366      153         3,213
Elimination of duplicate systems and equipment..............     118       --           118
Other.......................................................     834      384           450
                                                              ------     ----        ------
                                                              $4,646     $537        $4,109
                                                              ======     ====        ======

                                                 DECEMBER 31,                         DECEMBER 31,
                                                     1999        COSTS     CREDIT         2000
                                                   BALANCE        PAID     AMOUNTS      BALANCE
                                                 ------------    ------    -------    ------------
YEAR ENDED DECEMBER 31, 2000:
Severance and other personnel cost.............     $  328       $  222    $  106         $--
Transaction costs..............................      3,213        1,344     1,869          --
Elimination of duplicate systems and
  equipment....................................        118           48        70          --
Other..........................................        450          177       273          --
                                                    ------       ------    ------         ---
                                                    $4,109       $1,791    $2,318         $--
                                                    ======       ======    ======         ===

     Severance and other personnel costs consists of severance pay and outplacement for nine employees. Transaction costs consists of professional service fees. In 2000, the Company had satisfied all merger related obligations, and the residential accrual of $2,318 was reversed. The provision in 1999 and the reversal of the residual accrual in 2000 were recorded as merger and integration charges in the accompanying Statements of Operations.

                            SAGENT TECHNOLOGY, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     During 1999 and 1998 certain employees of QMS were granted options at prices below fair value. Expenses related to the grant of these options were recognized during 1999 and 1998, respectively. Such expense is included in operating expenses as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                               1999     1998
                                                              ------    ----
Sales and marketing.........................................  $1,262    $ 84
Research and development....................................   1,260     162
General and administrative..................................     233      16
                                                              ------    ----
                                                              $2,755    $262
                                                              ======    ====

PURCHASE BUSINESS COMBINATIONS

     On March 17, 2000, Sagent acquired Sagent Brazil Ltd. Under the terms of the agreement, Sagent acquired net liabilities of $66 consisting of property and equipment in the amount of $68 and assumed certain liabilities including deferred revenue in the amount of $134 in exchange for $1,148 in cash. Concurrent with the acquisition, the Company entered into two consulting agreements with the former owners to provide consulting services for a term of four years. Under the provisions of the agreement, Sagent will pay $1,500 in either Sagent common stock or cash, at Sagent's option, in annual installments over the term of the agreements. Such amounts will be recorded as operating expenses as the services are performed.

     On November 30, 1999, Sagent acquired Sagent Technology GmbH, its distributor in Germany from a partnership in which a member of Sagent's Board of Directors serves as general partner. Under the terms of the agreement, Sagent acquired all of the outstanding stock of Sagent Technology GmbH for approximately $2,457. Revenues from sales of products and services to this distributor prior to Sagent's acquisition were $300 and $20 in 1999 and 1998, respectively.

     On November 30, 1999, Sagent acquired Sagent France S.A., its distributor in France. Under the terms of the agreement, Sagent acquired all of the outstanding stock of Sagent France S.A. in exchange for 20 shares of Sagent common stock valued at approximately $445.

     On June 11, 1999, Sagent acquired Sagent U.K., Ltd., its distributor in the United Kingdom. Under the terms of the agreement, Sagent acquired all outstanding stock of Sagent, U.K., Ltd., for cash of approximately $1,000, 146 shares of common stock valued at $1,600, stock options valued at $212 and the assumption of certain liabilities.

     In February 1998, Sagent acquired Talus, Inc., a software developer and consulting service provider. Under the terms of the agreement, Sagent acquired all of the outstanding stock of Talus, Inc., for cash of approximately $1,200, 259 shares of Series E Preferred Stock valued at $1,400 and the assumption of certain liabilities.

     A portion of the purchase price was allocated to acquired in-process technology related to analytical software applications being developed by Talus to complement its design and implementation business. This allocation was based upon the degree of completion, costs incurred, and projected costs to complete. As these software applications under development had no alternative future use, they were fully written off during 1998.

     The allocation of the purchase price resulted in additional intangible assets, primarily non-compete agreements and the value of an assembled workforce of $587, which has been capitalized and is being amortized on a straight line basis over six months to three years. Amortization expense for the years ended December 31, 2000, 1999 and 1998 was $123, $120 and $102, respectively.

                            SAGENT TECHNOLOGY, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Sagent accounted for these acquisitions under the purchase method of accounting. The allocation of Sagent's aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with these acquisitions is summarized below:

                                                             SAGENT    SAGENT            SAGENT
                                                    SAGENT   FRANCE,   U.K.,    TALUS,   BRAZIL
                                                     GMBH     S.A.      LTD.     INC.     LTD.
                                                    ------   -------   ------   ------   ------
Net assets........................................  $ (582)  $ (660)   $ (672)  $  494   $ (134)
Property and equipment............................      23       19       102       11       68
Other intangibles.................................      --       --        --      587       --
Acquired in-process research and development......      --       --        --    2,425       --
Goodwill..........................................   3,016    1,086     3,557        9    1,214
                                                    ------   ------    ------   ------   ------
Total purchase price..............................  $2,457   $  445    $2,987   $3,526   $1,148
                                                    ======   ======    ======   ======   ======

     The following summary prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations for the years ended December 31, 2000, 1999 and 1998 with the results of operations of Sagent Brazil, Sagent GmbH, Sagent France SA, Sagent UK, Ltd., and Talus as if each company had been acquired as of January 1, 1998, respectively.

                                                       2000        1999        1998
                                                     --------    --------    --------
YEARS ENDED DECEMBER 31,
Revenue............................................  $ 58,236    $ 48,909    $ 26,241
Net loss...........................................   (23,794)    (13,108)    (16,121)
Basic and diluted net loss per share...............  $  (0.83)      (0.60)      (2.70)
Number of shares used in pro forma per share
  calculation......................................    28,773      21,971       5,963

     The proforma adjustments give effect to available information and assumptions that Sagent believes are reasonable. The unaudited pro forma results of operations should be read in conjunction with Sagent's historical financial statements and the financial statements of Sagent UK, Ltd., Sagent France, S.A., and Sagent GmbH and the notes thereto included or incorporated elsewhere herein.

 3. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2000 and 1999 consist of:

                                                            2000       1999
                                                           -------    -------
Computer equipment and software..........................  $ 5,534    $ 5,355
Furniture, fixtures and office equipment.................    1,657      1,120
Leasehold improvements...................................    3,498        356
                                                           -------    -------
                                                            10,689      6,831
Less accumulated depreciation and amortization...........   (4,971)    (3,155)
                                                           -------    -------
                                                           $ 5,718    $ 3,676
                                                           =======    =======

     Equipment under capital leases at December 31, 2000 and 1999 was $2,698 and $2,733, respectively. Accumulated amortization of leased equipment at such dates was $962 and $1,767, respectively.

     During 1999, Sagent entered into an agreement with a third party provider of information technology services to outsource such services. Under the terms of the agreement, Sagent pays a monthly fee in exchange for information technology support and procurement services. In addition the service provider purchased computer equipment from Sagent with a net book value of $1,500 for an equal amount. Separately, revenues from licenses and services sold to the service provider were $1,000 during 1999.

                            SAGENT TECHNOLOGY, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 4. GOODWILL AND OTHER ASSETS

     Goodwill and other intangible assets as of December 31, 2000 and 1999 were as follows:

                                                          ECONOMIC
                                                            LIFE       2000      1999
                                                          --------    ------    ------
Goodwill, net:
  Sagent UK.............................................      5       $2,496    $3,051
  Sagent France S.A. ...................................      5          863     1,068
  Sagent GmbH...........................................      5        2,378     2,967
  Sagent Brazil.........................................      5          971        --
  Smarter Software, Inc. ...............................     10          615       809
                                                                      ------    ------
                                                                      $7,323    $7,895
                                                                      ======    ======

     Amortization of goodwill was $1,957, $452, and $390 for the years ended December 31, 2000, 1999, and 1998, respectively.

                                                              2000      1999
                                                             ------    ------
Other assets, net:
  eGlobal joint venture, net...............................  $  830    $   --
  NetAcumen, Inc. joint venture............................     759       380
  Deposits.................................................     942       626
  Other....................................................      64       305
                                                             ------    ------
                                                             $2,595    $1,311
                                                             ======    ======

 5. ACCRUED LIABILITIES

     Accrued liabilities consists of:

                                                             2000      1999
                                                            ------    -------
Employee compensation and benefits........................  $2,759    $ 2,809
Payments due -- acquired distributors.....................      --      2,446
Sales taxes...............................................     622        330
Software royalties........................................     302        819
Other.....................................................   2,159      3,630
                                                            ------    -------
                                                            $5,842    $10,034
                                                            ======    =======

                            SAGENT TECHNOLOGY, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 6. COMMITMENTS AND CONTINGENCIES

  Commitments

     Sagent leases various facilities under noncancelable operating leases and has acquired certain computer and other equipment under capital lease obligations which are collateralized by the related assets. Sagent also pays a monthly fee in exchange for the information technology services described in
Note 3. Future minimum lease payments under these commitments at December 31, 2000, are as follows:

                                                          OPERATING    CAPITAL
                                                           LEASES       LEASE
                                                          ---------    -------
2001....................................................   $3,101        1,184
2002....................................................    2,976          677
2003....................................................    2,354           --
2004....................................................      620           --
2005....................................................      114           --
Thereafter..............................................       --           --
                                                           ------      -------
Total minimum lease payments............................   $9,165        1,861
                                                           ======
Less amount representing interest.......................                  (174)
                                                                       -------
Present value of minimum lease payments.................                 1,687
Current portion.........................................                (1,037)
                                                                       -------
                                                                       $   650
                                                                       =======

     Rent expense was $4,200, $2,800, and $1,700, for the years ended December 31, 2000, 1999, and 1998, respectively.

  Litigation

     On March 22, 1999 Timeline, Inc. filed a complaint against Sagent in Federal District Court alleging that Sagent's DMS product suite infringed one or more of the claims of a Timeline patent. In December 2000, the Company issued 600 shares of common stock valued at $1,400 and made a payment of cash in the amount of $600 to Timeline in full settlement of the complaint. The settlement expense is included in general and administrative expenses in the accompanying fiscal 2000 Statement of Operations.

     On December 23, 1999, QMS and Sagent were served with a demand for arbitration prepared by the Corum Group Ltd. ("Corum"). In its demand, Corum claims that QMS breached an agreement to convey to Corum a certain percentage of the consideration received by QMS as a result of its acquisition by Sagent. During 2000, the Company issued 125 shares of common stock to Corum valued at approximately $938 to settle the arbitration demand.

     From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court on behalf of the individual investors who purchased our common stock between October 21, 1999 and April 18, 2000. The claims allege that we misrepresented our 1999 and 2000 prospects. The court recently consolidated the complaints and selected a lead plaintiff and counsel. A consolidated amended complaint will be filed in April 2001. We intend to defend vigorously the asserted claims.

     On November 17, 2000, a derivative lawsuit was filed by a purported Sagent shareholder in the Superior Court of California for the County of San Mateo. On February 9, 2001, a second derivative lawsuit was filed in the Superior Court of California for the County of Santa Clara. The complaints name certain of our present and former officers and directors as defendants. The complaint in Santa Clara County also named an investment bank retained by us and an employee of that firm as defendants. We have also been named as a

                            SAGENT TECHNOLOGY, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

nominal defendant. The principle allegation of the complaints is that the defendants breached their fiduciary duties to us. On March 15, 2001, the California Judicial Council ordered the presiding judge of the Superior Court of California for the County of Santa Clara to assign a judge to determine whether these actions should be coordinated in Santa Clara County. The court assigned a judge on March 22, 2001, and a coordination hearing has been scheduled for May 7, 2001. We intend to defend vigorously the asserted claims.

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

 7. LINE OF CREDIT

     Sagent has a $10,000 line of credit agreement with a bank collateralized by the assets of the Company. The line consists of advances against eligible accounts receivable in an aggregate amount not to exceed the lesser of, the committed revolving line or the borrowing base, less any outstanding letters of credit. Advances against the revolving line bear interest at the bank's prime rate plus 1%, which was 10.5% at December 31, 2000. As of December 31, 2000 there were no advances on the line of credit.

     On December 1, 2000 the Company issued to the bank warrants to purchase 10 shares of the Company's common stock at a price of $2.50 per share. In consideration the bank adjusted certain financial covenants, waived a covenant violation at September 30, 2000 and extended the expiration date of the line to June 2, 2001. The warrants were valued using the Black-Scholes model and expense of $15 was recorded as interest expense in the accompanying statement of operations.

     Under the agreement, Sagent is required to comply with certain covenants, among which are minimum liquidity ratios and tangible net worth ratios. As of December 31, 2000, Sagent was not in compliance with these covenants.

 8. CAPITALIZATION

     On April 13, 1999, Sagent issued 5,750 shares of its common stock at an initial public offering (IPO) price of $9.00 per share. The proceeds to Sagent from the offering, net of offering costs were approximately $47,200. In connection with the IPO, common stock warrants were exercised to purchase 110 thousand shares of common stock at prices ranging from $3.18 to $6.48 per share, resulting in additional proceeds to Sagent totaling $700.

  Preferred Stock

     Concurrent with the IPO, each outstanding share of Sagent's convertible preferred stock was converted into one share of common stock. Prior to conversion into common stock, holders of preferred stock were entitled to preferential noncumulative dividends, liquidation preferences, conversion on a one to one basis into shares of common stock, and one vote for each common share into which such preferred stock was convertible. Remaining preferred stock warrants for the purchase of 236 shares were converted into warrants for the purchase of 236 shares of common stock.

  Warrants

     During 2000, Sagent issued warrants to purchase 10 shares of common stock at $2.50 per share in connection with a bank agreement. See Note 7.

                            SAGENT TECHNOLOGY, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     During 1998, Sagent issued warrants to purchase 22 shares of common stock at $5.40 per share in connection with an international joint venture. The estimated fair value of the warrants of $60 was recorded as general and administrative expense. In addition, Sagent issued warrants to purchase 6 shares of common stock at $6.50 per share, 9 shares of Series C Preferred Stock at $3.18, and 3 shares of Series E Preferred Stock at $5.40 in connection with a line of credit agreement with a financial institution during 1998. The estimated fair value of the warrants of $54 was recorded as debt issuance costs.

     The estimated fair values of warrants were calculated using the Black Scholes model.

     During 1999, all outstanding warrants issued through 1999 were exercised for the purchase of 236 shares of common stock for an exercise price totaling $786.

  Notes Receivable from Stockholders

     Notes receivable from stockholders were issued in exchange for common stock. The notes bear interest at rates ranging from 4.62% to 7.50% and are due at dates from January 28, 2002 to August 30, 2005. The notes are full recourse and collateralized by the underlying common stock issued.

  Restricted Stock Purchase Agreement

     Sagent has sold shares of its common stock to founders and employees of Sagent under agreements which provide for repurchase of the shares by Sagent at the stock's original sale price upon termination of employment of such persons. Sagent's right to repurchase shares generally lapses as to 1/48 of the total shares on the date of sale and 1/48 on the first day of each subsequent month. At December 31, 2000 and 1999, 335 and 421 shares of common stock were subject to repurchase at cost, respectively.

 9. STOCK OPTIONS

  1995 Plan

     Options granted under the 1995 Plan were exercisable immediately, conditioned upon the optionee entering into a restricted stock purchase agreement, and generally vest to the extent of 1/48 per month. Options granted expire 10 years from the date of grant. Upon adoption of the 1998 Plan, all shares of common stock reserved under the 1995 Plan were no longer reserved for issuance.

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

                            SAGENT TECHNOLOGY, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Options to purchase 290 shares of common stock of Sagent were issued to employees of QMS on December 11, 1999 at the then current fair value of Sagent common stock. These options vest at a rate of 1/48 per month over a four-year period based on the employees original hire date.

     At December 31, 2000, shares reserved for issuance under the 1998 stock option plan totaled 1,771. Exercised options subject to repurchase totaled 15 at December 31, 2000.

  Director Plan

     In January 1999, the board of directors adopted the director plan, which allows Sagent to grant up to 150 shares of common stock to non-employee directors. The exercise price of any option granted under the director plan is equal to the fair market value per share of common stock on the date of grant. Each option granted will have a term of ten years and the shares subject to the option will generally become exercisable in four equal annual installments subject to the optionee's completion of each year of board service. During 2000, options to purchase 60 shares of stock have been granted with a value of $375. Of these, 60 shares are exercisable, but none have yet been exercised.

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

  Non-Plan Stock Options

     During 1996, Sagent granted options to purchase 268 shares to an officer of Sagent exercisable at $0.09 per share and vest equally over a 48 month period. During 1997 and 1996 options to purchase 230 and 36 shares, respectively were exercised. At December 31, 2000, no shares were subject to repurchase.

                            SAGENT TECHNOLOGY, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following table summarizes option activity under all Plans for the years ended December 31, 2000, 1999 and 1998:

                                                                      WEIGHTED
                                                            NUMBER    AVERAGE
                                                              OF      EXERCISE
                                                            SHARES     PRICE
                                                            ------    --------
Outstanding at December 31, 1997..........................  1,755      $1.33
Granted...................................................  1,367       4.85
Canceled..................................................   (122)      2.30
Exercised.................................................   (725)      1.11
                                                            ------     -----
Outstanding at December 31, 1998..........................  2,275       3.43
Granted...................................................  2,793       9.05
Canceled..................................................   (464)      4.61
Exercised.................................................   (978)      3.66
                                                            ------     -----
Outstanding at December 31, 1999..........................  3,626       7.55
Granted...................................................  4,732       5.30
Canceled..................................................  (1,245)     7.84
Exercised.................................................   (757)      3.98
                                                            ------     -----
Outstanding at December 31, 2000..........................  6,356      $6.23
                                                            ======     =====

     The following table summarizes information with respect to stock options outstanding at December 31, 2000:

                           OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                  --------------------------------------   -----------------------
                                 WEIGHTED-
                    NUMBER        AVERAGE      WEIGHTED-     NUMBER      WEIGHTED-
                      OF         REMAINING      AVERAGE        OF         AVERAGE
   RANGE OF         SHARES      CONTRACTUAL    EXERCISE      SHARES      EXERCISE
EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)     PRICE     EXERCISABLE     PRICE
---------------   -----------   ------------   ---------   -----------   ---------
 $ 0.09 - 0.09           7          5.40        $ 0.09            7        $ 0.1
   0.25 - 0.25           6          5.80          0.25            6          0.3
   1.19 - 1.19          10         10.00          1.19           --           --
    1.88 - 2.8       2,390          9.60          2.18          141          2.4
    2.9  - 4.3         164          7.20          4.15           63          4.0
   4.6  - 6.88       1,927          8.90          6.51          552          6.5
     7  - 9.13         791          8.50          8.39          269          8.2
   11.06 -  13         875          9.50         11.28          839         11.2
      25 -  25         186          8.90         25.00           47         25.0
                     -----         -----        ------        -----        -----
 $  0.09 -  25       6,356          9.10        $ 6.23        1,924        $ 8.8
                     =====         =====        ======        =====        =====

                            SAGENT TECHNOLOGY, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following pro forma net loss and net loss per share information has been prepared in accordance with the provisions of SFAS No. 123:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Net loss:
  As reported......................................  $(23,704)   $(12,092)   $(15,056)
  Pro forma........................................   (27,976)    (22,764)    (15,354)
Basic and diluted net loss per share As reported...     (0.82)      (0.55)      (2.60)
  Pro forma........................................  $  (0.97)   $  (1.04)   $  (2.65)

  Valuation

     The pro forma value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Sagent options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

     Assumptions used in completing the option-pricing model for years ended December 31, included:

                                                             STOCK OPTION PLANS
                                                    ------------------------------------
                                                     2000         1999          1998
                                                    -------    ----------    -----------
Risk-free interest rate...........................   5.9%         5.6%       5.1 - 5.9%
Expected life.....................................  4 years    3.43 years      4 years
Dividends.........................................    --           --            --
Volatility........................................   130%         70%            0%

                                                                    ESPP
                                                     -----------------------------------
                                                       2000         1999         1998
                                                     ---------    ---------    ---------
Risk-free interest rate............................    5.7%         4.6%          n/a
Expected life......................................  0.5 years    0.5 years       n/a
Dividends..........................................     --           --           n/a
Volatility.........................................    130%          70%          n/a

     The weighted average estimated fair value of employee stock options granted during fiscal years 2000, 1999, and 1998 with exercise prices equivalent to the market price of the Company's common stock at the date of grant were $4.18, $11.79, and $4.94 per share, respectively. During 2000 the Company granted stock options with an exercise price below the market value of the Company's common stock on the date of grant. The weighted average estimated fair value of those options granted below market value was $11.62. The weighted average estimated fair value of employee stock purchase rights granted under the ESPP during 2000 and 1999 were $4.60 and $4.29.

                            SAGENT TECHNOLOGY, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. INCOME TAXES

     Sagent's provision for income taxes differs from the amount derived by applying the U.S. Federal statutory tax rate as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Tax benefit at statutory rate.........................  $(7,886)   $(3,762)   $(5,196)
State taxes, net of federal benefit...................        5       (271)      (822)
Permanent differences.................................       10      2,436         24
Nonrecognition of tax benefits........................    7,876      1,743      6,283
Foreign taxes.........................................      505        256         --
Tax credits...........................................       --       (137)      (420)
Other.................................................       --         (2)       (51)
                                                        -------    -------    -------
                                                        $   510    $   263    $  (182)
                                                        =======    =======    =======

     The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set forth below.

                                                                2000        1999
                                                              --------    --------
Deferred tax assets:
  Net operating loss and credit carryforwards...............  $ 16,167    $ 10,373
  Research and development credits..........................     1,425       1,425
Depreciation and amortization...............................        --       1,204
Deferred revenue............................................     3,264       1,186
Other reserves and accruals.................................     4,003          --
Other.......................................................         2         578
                                                              --------    --------
Gross deferred tax assets...................................    24,861      14,766
Valuation allowance.........................................   (24,736)    (14,766)
                                                              --------    --------
Total deferred tax assets...................................       125          --
Deferred tax liabilities:
Fixed assets................................................      (125)         --
                                                              --------    --------
Total deferred tax liabilities..............................      (125)         --
Net deferred tax assets:....................................        --          --
                                                              ========    ========

     At December 31, 2000, management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The valuation allowance for deferred tax assets on December 31, 2000, 1999 and 1998 was $24,736, $14,766 and $13,043, respectively. The net change in the total valuation allowance for the years ended December 31, 2000, 1999, and 1998 was an increase of $9,970, $1,723 and 6,297, respectively.

     As of December 31, 2000 and 1999, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $41,422 and $23,566, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire beginning in 2018 through 2020. State net operating loss carryforwards expire beginning in 2003

                            SAGENT TECHNOLOGY, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     As of December 31, 2000, the Company also has research credit carryforwards for federal and state purposes of approximately $870 and $555, respectively, available to reduce future income taxes. The federal research credit carryforwards expire beginning 2018 through 2020. The research credit carryforwards for state purposes carry forward indefinitely until utilized.

     For federal and state tax purposes, a portion of Sagent's net operating loss carryforwards may be subject to certain limitation on annual utilization due to changes in ownership, as defined by federal and state tax law.

11. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Net loss...........................................  $(23,704)   $(12,092)   $(15,056)
Weighted average common shares outstanding.........    29,020      22,221       6,026
Adjustment to reflect shares subject to
  repurchase.......................................      (247)       (353)       (229)
                                                     --------    --------    --------
Shares used in computing net loss per share, basic
  and diluted......................................    28,773      21,868       5,797
                                                     ========    ========    ========
Net loss per share, basic and diluted..............  $  (0.82)   $  (0.55)   $  (2.60)
                                                     ========    ========    ========
Antidilutive securities including options, warrants
  and preferred stock not included in historical
  net loss per share calculations..................     3,411       2,403      17,055
                                                     ========    ========    ========

12. SEGMENT REPORTING

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS No. 131 is based upon the "management approach," or the way the management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. The Company's CODM is the Chief Executive Officer.

     The Company provides software and services to address organization's information access, analysis and delivery needs. Sagent sells its products domestically and internationally. For the purpose of making operating decisions, the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic area. There are no differences between the accounting policies used to measure profit or loss for the Company segment and those used on a consolidated basis. Revenue is defined as revenues from external customers.

     The disaggregated financial information reviewed by the CODM is revenues by geographic area. Such information for the years ended December 31, were as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
United States and Canada....................................   87%     88%     94%
International...............................................   13%     12%      6%

     No one country outside of the United States comprised more than 10% of total revenues for fiscal 2000, 1999 and 1998. None of Sagent's international operations have material long-lived assets.

                            SAGENT TECHNOLOGY, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. EMPLOYEE BENEFIT PLANS

  401(k) Plan

     Sagent maintains a 401(k) Plan for its employees. The 401(k) Plan allows eligible employees to defer up to 15%, but no greater than the stated limitation in any plan year, of their pretax compensation in certain investments at the discretion of the employee.

     Employer contributions under the Plans totaled $51 in 1998. No contributions were made to the plans during 2000 and 1999.

14. RELATED PARTY TRANSACTIONS

     During 2000, Sagent recognized revenues of $780 from licenses and services sold to a company for which Sagent's Chairman serves as a member of their Board of Directors.

15. SUBSEQUENT EVENTS

     In January 2001, the Company agreed to issue 950,000 shares of its common stock to eGlobal for an additional 33% interest in an entity jointly owned by Sagent and eGlobal.

     In February 2001, the Company issued 5,750 shares of its Common Stock for $2.90 per share in a private placement transaction. The net proceeds to the Company from the offering, after deducting the expenses of the offering, were approximately $16,300. In connection with the private sale, the Company also issued warrants to purchase 210,093 shares of its common stock at an exercise price of $2.90 per share.

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

San Jose, California
March 10, 2000

                                                                     SCHEDULE II

                            SAGENT TECHNOLOGY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                  BALANCE AT    CHARGED TO                  BALANCE AT
                                                  BEGINNING     COSTS AND                     END OF
                  DESCRIPTION                     OF PERIOD      EXPENSES     DEDUCTIONS      PERIOD
                  -----------                     ----------    ----------    ----------    ----------
YEAR ENDED DECEMBER 31, 1998:
  Allowance for returns and doubtful accounts...     $450         $   58         $ --         $  508
YEAR ENDED DECEMBER 31, 1999:
  Allowance for returns and doubtful accounts...      508            122           --            630
YEAR ENDED DECEMBER 31, 2000:
  Allowance for returns and doubtful accounts...     $630         $4,793         $455         $4,968

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 13, 2000, we dismissed PricewaterhouseCoopers LLP as our independent accountants. The audit committee of our board of directors participated in and approved the decision to change independent accountants. The reports of PricewaterhouseCoopers LLP on the financial statements for the fiscal years ended December 31, 1998 and 1999 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with its audits for the fiscal years ended December 31, 1998 and 1999, and through the period ending October 13, 2000, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on financial statements for such periods.

     We have retained KPMG, LLP as our independent auditors effective as of October 13, 2000. During the fiscal years ended December 31, 1998 and 1999 and the period ended October 13, 2000 we did not consult with KPMG, LLP regarding
(i) either: the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that KPMG, LLP concluded was an important factor we considered in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or reportable event with PricewaterhouseCoopers LLP.

                                    PART III

     The information required by Part III is omitted from this report and will be included in the proxy statement for our 2001 annual meeting of stockholders, which will be filed by April 30, 2001.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and executive officers appearing under the headings "Election of Directors" "Other Information" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement for our 2001 annual meeting of stockholders is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the headings "Executive Officer Compensation", "Director Compensation", "Report of the Compensation Committee of the Board of Directors" and "Certain Relationships and

Related Transactions" in the proxy statement for our 2001 annual meeting of stockholders is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement for our 2001 annual meeting of stockholders is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the heading "Certain Relationships and Related Transactions" in the proxy statement for our 2001 annual meeting of stockholders is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements:

                                                              PAGE
                                                              ----
Reports of Independent Accountants..........................  26
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  28
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................  29
Consolidated Statements of Stockholders' Equity and
  Comprehensive Loss for the Years Ended December 31, 2000,
  1999 and 1998.............................................  30
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................  31
Notes to Consolidated Financial Statements for the Years
  Ended December 31, 2000, 1999 and 1998....................  32

     2. Financial Statement Schedules

Schedule II -- Valuation and Qualifying Accounts............  50

     3. Exhibits

NUMBER                              TITLE
------                              -----
 3.1     Certificate of Incorporation of Registrant.
 3.2     Amended and Restated Certificate of Incorporation of
         Registrant.
 3.3     Bylaws of Registrant.
 4.1     Form of Registrant's Common Stock Certificate.
 4.2     Sixth Amended and Restated Registration Rights Agreement,
         dated as of February 24, 1998, between the Registrant and
         the parties named therein.
 4.3     Common Stock Registration Rights Agreement, dated as of
         September 14, 1998, between the Registrant and Robert Hawk.
 4.4     Common Stock Rights Agreement dated February 15, 2001
         between the Registrant and the parties named therein.
 4.5     Registration Rights Agreement dated January 19, 2001 between the Registrant and eGlobal Technology Holding Limited.
10.1*    Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2*    Amended and Restated 1995 Stock Plan and related agreements.

NUMBER                              TITLE
------                              -----
10.3*    1998 Stock Plan and related agreements.
10.4*    1999 Employee Stock Purchase Plan and related agreements.
10.5*    1999 Director Option Plan and related agreements.
10.6     Master Equipment Lease Agreement, dated August 7, 1995,
         between the Registrant and Lighthouse Capital Partners, L.P.
10.7     Master Lease Agreement, dated as of September 26, 1998,
         between the Registrant and Dell Financial Services L.P.
10.8     Loan and Security Agreement, dated as of July 16, 1997,
         between the Registrant and Venture Banking Group, a division of Cupertino National Bank, and amendments thereto.
10.9     Standard Office Lease, dated June 1, 1998, by and between
         the Registrant and Asset Growth Partners, Ltd., and the
         First Amendment thereto.
10.10+   Development and Licensing Agreement, dated January 22, 1997, between the Registrant and Abacus Concepts, Inc.
10.11+   Microsoft License and Distribution Agreement, dated August
         23, 1996, between the Registrant and Microsoft Corporation.
10.12+   Sagent KK Non-Exclusive Japanese Distribution Agreement,
         dated as of December 17, 1997, between Sagent KK Japan and
         Kawasaki Steel Systems R&D Corporation.
10.13    Form of Sagent Technology, Inc. End User Software License
         Agreement.
10.14+   OEM Software License Agreement, effective March 31, 1998,
         between the Registrant and Siebel Systems, Inc.
10.15    Form of Sagent Technology, Inc. Software Maintenance and
         Technical Support Agreement.
10.16    Form of Sagent Technology, Inc. Agreement for Consulting
         Services.
10.17    Form of Sagent Technology, Inc. Agreement for Subcontractor
         Consulting Services.
10.18    Form of Evaluation Agreement.
10.19*   Note, dated February 1, 1998, of W. Virginia Walker.
10.20*   Note, dated February 1, 1998, of W. Virginia Walker.
10.21+   Solution Provider Agreement, effective June 27, 1997,
         between the Registrant and Unisys Corporation.
10.22*   Executive Change of Control Policy.
10.23*+  Software License and Services Agreement, dated March 31,
         1998, between the Registrant and Siebel Systems, Inc.
10.24*   Common Stock Purchase Agreement, dated February 28, 1999,
         between the Registrant and Klaus S. Luft.
10.25*   Notes, dated February 5, 1999, between the Registrant and
         Tom Lounibos.
10.26*   Note, dated March 15, 1999, of Kenneth C. Holcomb.
10.27    Nonexclusive International Software Value Added Reseller
         ("VAR") Agreement, dated December 8, 1997, between the
         Registrant and Opalis S.A.
10.28*   Employment Agreement dated August 4, 2000 between the
         Registrant and Ben C. Barnes.
10.29*   Offer letter dated May 9, 2000 between the Registrant and
         David Eliff.
10.30*   Note dated October 4, 2000 between the Registrant and Paul
         Wray.
10.31    Common Stock Purchase Agreement dated February 15, 2001
         between the Registrant and the parties named therein.
16.1     Letter dated as of October 18, 2000 from
         PricewaterhouseCoopers LLP to the Securities and Exchange
         Commission.

NUMBER                              TITLE
------                              -----
21.1     Subsidiaries of the Registrant.
23.1     Consent of KPMG LLP, Independent Auditors.
23.2     Consent of PricewaterhouseCoopers LLP, Independent
         Accountants.

---------------
*  Denotes management contract or compensatory plan or arrangement.

+ Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Report on Form 8-K

     On October 13, 2000, we filed a report on Form 8-K relating to the dismissal of PricewaterhouseCoopers LLP as our independent accountants and the engagement of KPMG, LLP as our independent accountants.

(c) Exhibits

     See Item 14(a)(3), above.

(d) Financial Statement Schedules

     See Item 14(a)(2), above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on April 4, 2001.

                                          SAGENT TECHNOLOGY, INC.

                                          By:       /s/ BEN C. BARNES
                                            ------------------------------------
                                                       Ben C. Barnes
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints, jointly and severally, Ben C. Barnes and David Eliff and each one of them, his true and lawful attorney-in-fact and agents, each with full power of substitution, for his and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or any of them, or his or their substitute of substitutes, may lawfully do or cause to be done or by virtue hereof.

     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
                  /s/ BEN C. BARNES                       President, Chief Executive      April 4, 2001
-----------------------------------------------------   Officer and Director (Principal
                    Ben C. Barnes                             Executive Officer)

                   /s/ DAVID ELIFF                       Executive Vice President and     April 4, 2001
-----------------------------------------------------       Chief Financial Officer
                     David Eliff                           (Principal Financial and
                                                              Accounting Officer)

               /s/ KENNETH C. GARDNER                        Director and Chairman        April 4, 2001
-----------------------------------------------------
                 Kenneth C. Gardner

                                                                   Director
-----------------------------------------------------
                   John E. Zicker

                  /s/ SHANDA BAHLES                                Director               April 4, 2001
-----------------------------------------------------
                    Shanda Bahles

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
                /s/ JEFFREY T. WEBBER                              Director               April 4, 2001
-----------------------------------------------------
                  Jeffrey T. Webber

                  /s/ KLAUS S. LUFT                                Director               April 4, 2001
-----------------------------------------------------
                    Klaus S. Luft

                                                                   Director
-----------------------------------------------------
                    Keith A. Maib

                                 EXHIBIT INDEX

NUMBER                              TITLE
------                              -----
 3.1*    Certificate of Incorporation of Registrant.
 3.2*    Amended and Restated Certificate of Incorporation of
         Registrant.
 3.3*    Bylaws of Registrant.
 4.1*    Form of Registrant's Common Stock Certificate.
 4.2*    Sixth Amended and Restated Registration Rights Agreement,
         dated as of February 24, 1998, between the Registrant and
         the parties named therein.
 4.3*    Common Stock Registration Rights Agreement, dated as of
         September 14, 1998, between the Registrant and Robert Hawk.
 4.4     Common Stock Rights Agreement dated February 15, 2001
         between the Registrant and the parties named therein.
 4.5     Registration Rights Agreement dated January 19, 2001 between the Registrant and eGlobal Technology Holding Limited.
10.1*    Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2*    Amended and Restated 1995 Stock Plan and related agreements.
10.3*    1998 Stock Plan and related agreements.
10.4*    1999 Employee Stock Purchase Plan and related agreements.
10.5*    1999 Director Option Plan and related agreements.
10.6*    Master Equipment Lease Agreement, dated August 7, 1995,
         between the Registrant and Lighthouse Capital Partners, L.P.
10.7*    Master Lease Agreement, dated as of September 26, 1998,
         between the Registrant and Dell Financial Services L.P.
10.8*    Loan and Security Agreement, dated as of July 16, 1997,
         between the Registrant and Venture Banking Group, a division of Cupertino National Bank, and amendments thereto.
10.9*    Standard Office Lease, dated June 1, 1998, by and between
         the Registrant and Asset Growth Partners, Ltd., and the
         First Amendment thereto.
10.10*+  Development and Licensing Agreement, dated January 22, 1997, between the Registrant and Abacus Concepts, Inc.
10.11*+  Microsoft License and Distribution Agreement, dated August
         23, 1996, between the Registrant and Microsoft Corporation.
10.12*+  Sagent KK Non-Exclusive Japanese Distribution Agreement,
         dated as of December 17, 1997, between Sagent KK Japan and
         Kawasaki Steel Systems R&D Corporation.
10.13*   Form of Sagent Technology, Inc. End User Software License
         Agreement.
10.14*+  OEM Software License Agreement, effective March 31, 1998, between the Registrant and Siebel Systems, Inc.
10.15*   Form of Sagent Technology, Inc. Software Maintenance and
         Technical Support Agreement.
10.16*   Form of Sagent Technology, Inc. Agreement for Consulting
         Services.
10.17*   Form of Sagent Technology, Inc. Agreement for Subcontractor
         Consulting Services.
10.18*   Form of Evaluation Agreement.
10.19*   Note, dated February 1, 1998, of W. Virginia Walker.
10.20*   Note, dated February 1, 1998, of W. Virginia Walker.
10.21*+  Solution Provider Agreement, effective June 27, 1997, between the Registrant and Unisys Corporation.

NUMBER                              TITLE
------                              -----
10.22*   Executive Change of Control Policy.
10.23*+  Software License and Services Agreement, dated March 31,
         1998, between the Registrant and Siebel Systems, Inc.
10.24*   Common Stock Purchase Agreement, dated February 28, 1999,
         between the Registrant and Klaus S. Luft.
10.25*   Notes, dated February 5, 1999, between the Registrant and
         Tom Lounibos.
10.26*   Note, dated March 15, 1999, of Kenneth C. Holcomb.
10.27*   Nonexclusive International Software Value Added Reseller
         ("VAR") Agreement, dated December 8, 1997, between the
         Registrant and Opalis S.A.
10.28    Employment Agreement dated August 4, 2000 between the
         Registrant and Ben C. Barnes.
10.29    Offer letter dated May 9, 2000 between the Registrant and
         David Eliff.
10.30    Note dated October 4, 2000 between the Registrant and Paul
         Wray.
10.31    Common Stock Purchase Agreement dated February 15, 2001
         between the Registrant and the parties named therein.
16.1**   Letter dated as of October 18, 2000 from
         PricewaterhouseCoopers LLP to the Securities and Exchange
         Commission.
21.1     Subsidiaries of the Registrant.
23.1     Consent of KPMG LLP, Independent Auditors.
23.2     Consent of PricewaterhouseCoopers LLP, Independent
         Accountants.

---------------
* Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-1 (No. 333-71369), declared effective by the Securities and Exchange Commission on April 14, 1999.

** Incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2000.

+ Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.