Form 10-Q
period 2001-03-31
SAGENT TECHNOLOGY INC
filed 2001-05-15
CIK 1058425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                    FORM 10-Q
                            ------------------------

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

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
(STATE OR OTHER JURISDICTION OF INCORPORATION              (I.R.S. EMPLOYER
              OR ORGANIZATION)                          IDENTIFICATION NUMBER)


                        800 W. EL CAMINO REAL, SUITE 300
                             MOUNTAIN VIEW, CA 94040
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (650) 815-3100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of March 31, 2001, Registrant had 36,526,887 shares of common stock issued and outstanding.

             SAGENT TECHNOLOGY, INC. QUARTERLY REPORT ON FORM 10-Q/A
                       FOR THE PERIOD ENDED MARCH 31, 2001
                                      INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I. CONSOLIDATED CONDENSED FINANCIAL INFORMATION


Item 1. Unaudited Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets
        March 31, 2001 and December 31, 2000                                             3

        Condensed Consolidated Statements of Operations
        Three months ended March 31, 2001                                                4

        Condensed Consolidated Statements of Cash Flows
        Three months ended March 31, 2001                                                5

        Notes to Unaudited Consolidated Condensed Financial Statements                   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations                                                                      11

Item 3. Quantitative and Qualitative Disclosures About Market Risk                      25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                               25

Item 2. Changes in Securities and Use of Proceeds                                       26

SIGNATURES                                                                              27
INDEX TO EXHIBITS                                                                       28

'
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SAGENT TECHNOLOGY, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                          March 31,     December 31,
                                                          ---------     -----------
                                                            2001            2000
                                                          ---------     -----------
                          Assets
Current assets:
  Cash and cash equivalents .........................     $  17,158       $   6,372
  Accounts receivable, net of allowance for doubtful
     accounts of $3,456 in 2001 and $4,968 in 2000 ..        14,198          14,667
  Other current assets ..............................         5,362           6,261
                                                          ---------       ---------
     Total current assets ...........................        36,718          27,300
Property and equipment, net .........................         4,730           5,718
Intangible assets, net ..............................         7,972           7,323
Other assets ........................................         2,190           2,595
Notes receivable from officers ......................         3,147           3,151
                                                          ---------       ---------
     Total assets ...................................     $  54,757       $  46,087
                                                          =========       =========

           Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable ..................................     $   2,852       $   3,296
  Accrued liabilities ...............................         5,665           5,842
  Deferred revenue ..................................         8,253           8,352
  Current portion of capital lease
     obligations ....................................         1,083           1,037
                                                          ---------       ---------
     Total current liabilities ......................        17,853          18,527
Deferred rent .......................................           190             245
Long-term portion of capital lease
   obligations ......................................           387             650
                                                          ---------       ---------
     Total liabilities ..............................        18,430          19,422
                                                          ---------       ---------
Stockholders' equity:
  Convertible preferred stock, par value $.001
  per share; Authorized: 15,556 shares in
  March 31, 2001 and December 31, 2001; Issued
  and outstanding: none in 2001 and 2000 ............            --              --

   Common stock, par value $.001 per share;
   authorized: 70,000 shares in March 31, 2001
   and December 31, 2000; Issued and outstanding
   36,527 and 29,829 at March 31, 2001
   and December 31,2000, respectively ...............            37              30
  Additional paid-in capital ........................       116,936          97,354
  Deferred stock compensation .......................        (1,458)         (1,566)
  Notes receivable from stockholders ................        (2,468)         (2,423)
  Accumulated other comprehensive income ............           100             211
  Accumulated deficit ...............................       (76,820)        (66,941)
                                                          ---------       ---------
     Total stockholders' equity .....................        36,327          26,665
                                                          ---------       ---------
     Total liabilities and stockholders'
       equity .......................................     $  54,757       $  46,087
                                                          =========       =========

                 See accompanying notes to unaudited condensed
                       consolidated financial statements.

                             SAGENT TECHNOLOGY, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                               Three Months Ended
                                                    March 31,
                                             -----------------------
                                               2001           2000
                                             --------       --------
Revenue:
  Licenses ............................      $  5,467       $  9,060
  Services ............................         5,544          5,477
                                             --------       --------
     Total net revenues ...............        11,011         14,537
                                             --------       --------
Net cost of revenues:
  Licenses ............................           731            434
  Services ............................         3,246          2,272
                                             --------       --------
     Total cost of revenues ...........         3,977          2,706
                                             --------       --------
Gross profit ..........................         7,034         11,831
                                             --------       --------
Operating expenses:
  Sales and marketing .................         8,595          8,793
  Research and development ............         3,853          4,038
  General and administrative ..........         4,566          1,483
                                             --------       --------
     Total operating expenses .........        17,014         14,314
                                             --------       --------
Loss from operations ..................        (9,980)        (2,483)
Other income, net .....................           126            474
                                             --------       --------
Net loss before income taxes ..........        (9,854)        (2,009)
Provision for income taxes ............            25             10
                                             --------       --------
Net loss ..............................      $ (9,879)        (2,019)
                                             ========       ========
Basic and diluted net loss per share ..      $  (0.30)      $  (0.07)
                                             ========       ========
Number of shares used in calculation of
  Basic and diluted net loss per
  share ...............................        33,281         28,040

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                             SAGENT TECHNOLOGY, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Three Months Ended
                                                               March 31,
                                                       -----------------------
                                                         2001           2000
                                                       --------       --------
Cash flows from operations:
 Net loss .......................................      $ (9,879)      $ (2,019)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization ................         1,349          1,432
  Allowance for doubtful accounts ...............           892            (11)
  Stock-based employee compensation .............           109             --
  Accrued interest on notes receivable
   from officers ................................           (78)            --
   Change in operating assets and liabilities:
        Accounts receivable .....................           721         (1,982)
        Other assets ............................         1,067         (1,948)
        Accounts payable ........................          (408)           286
        Accrued liabilities .....................          (557)        (3,232)
        Deferred revenue ........................          (441)         1,307
          Deferred rent .........................           (55)            --
        Accrued merger costs ....................            --           (523)
                                                       --------       --------
 Net cash used in operating activities ..........        (7,280)        (6,690)
                                                       --------       --------
Cash flows from investing activities:
 Sale of marketable securities ..................            --          2,149
 Acquisition of Sagent do Brazil and other
 investments ....................................            --         (1,217)
 Investment in Sagent Asia/Pacific Pte. Ltd. ....            --           (500)
 Cash acquired in purchase of Sagent Asia/Pacific
   Pte. Ltd. ....................................         2,298             --
 Purchase of property and equipment .............           (17)            --
                                                       --------       --------
 Net cash provided by investing
   activities ...................................         2,281            432
                                                       --------       --------
Cash flows from financing activities:
 Payments of principal under capital lease
   obligations ..................................          (217)          (168)
 Proceeds from issuance of common stock .........        16,113             --
 Proceeds from exercise of stock options ........            --            807

                                                       --------       --------
 Net cash provided by financing activities ......        15,896            639
                                                       --------       --------
Effect of exchange rate changes .................          (111)            58
                                                       --------       --------
Net increase (decrease) in cash and
   cash equivalents .............................        10,786         (5,561)
Cash and cash equivalents, beginning
  of the period .................................         6,372         15,910
                                                       --------       --------
Cash and cash equivalents, end of the period ....      $ 17,158       $ 10,349
                                                       ========       ========
Supplemental disclosure of cash flow information:
   Cash payments for interest ...................      $     32       $     31
   Cash payments for taxes ......................      $      2       $     10


                 See accompanying notes to unaudited condensed
                       consolidated financial statements.

                            SAGENT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                       (In thousands, except where noted)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business. Sagent Technology, Inc., (Sagent), develops, markets and supports software designed to address organizations' information access, analysis and delivery needs. Sagent, formerly Savant Software, Inc., was incorporated under the laws of the State of California in April 1995 and reincorporated in Delaware in 1998.

Basis of Presentation. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of Management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company's financial position at March 31, 2001 and December 31, 2000, the operating results for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. These financial statements and notes should be read in conjunction with Sagent's audited financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 6, 2001. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Principles of consolidation. The unaudited condensed consolidated financial statements include the accounts of Sagent Technology, Inc. and its majority owned subsidiary e-Global, and its wholly-owned subsidiaries, Qualitative Marketing Software, Inc. (QMS), Sagent U.K., Ltd., Sagent Technology GmbH, Sagent France, S.A., Sagent Technology Japan KK, Sagent Technology Canada Inc., and Sagent do Brazil. All significant intercompany accounts and transactions have been eliminated.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents. Sagent considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Sagent's cash and cash equivalents at March 31, 2001 and December 31, 2000 consisted of deposits in domestic banks and money market funds.

Business risk and concentration of credit risk. Financial instruments which potentially subject Sagent to concentrations of credit risk consist primarily of trade accounts receivable. Sagent maintains allowances for potential credit losses on trade accounts receivable and such losses to date have been within management's expectations. There were no customers with balances due to Sagent in excess of 10% of aggregate accounts receivable at March 31, 2001 or December 31, 2000.

Goodwill and other intangible assets. The costs of businesses acquired in excess of the fair value of net assets acquired (goodwill), are amortized over their estimated useful lives. If events or changes in circumstances indicate the goodwill and other long-lived assets will not be recoverable, as determined by a comparison of the carrying value of the asset to forecasted undiscounted cash flows expected to be generated by the asset, the carrying value is reduced to net realizable value. There were no such reductions in carrying value during the three months ended March 31, 2001 or 2000.

Revenue recognition. Revenue consists principally of fees for licenses of the Company's software products, maintenance, consulting, and training. The Company recognizes revenue using the residual method in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of maintenance and other services is based on the Company's customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, consulting, and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and the arrangement does not require services that are essential to the functionality of the software. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is recognized when the arrangement fee becomes due and payable. If at the outset of the customer arrangement, the Company determines that collectability is not probable, revenue is recognized as the arrangement fee is collected.

The Company's specific policies for recognition of license revenues and services revenues are as follows:

License revenue. The Company recognizes revenue from sales of software licenses to end users upon: determination that persuasive evidence of an arrangement exists; delivery of the software to a customer; determination that collection of a fixed or determinable license fee is probable; and determination that no undelivered services are essential to the functionality of the licensed software.

If consulting services are essential to the functionality of the licensed software, then both the license revenue and the consulting service revenue are recognized as the services are performed. The Company's arrangements generally do not include services that are essential to the functionality of the software.

Revenue for transactions with enterprise application vendors, OEMs, and distributors is generally recognized when the licenses are resold or utilized by the reseller and all related obligations of the Company have been satisfied. The Company provides for estimated sales allowances at the time a sale is recorded. The Company accrues royalty revenue through the end of the reporting period based on reseller royalty reports or other forms of customer-specific historical information. In the absence of customer-specific historical information, royalty revenue is recognized when the customer-specific objective information becomes available. Any subsequent changes to previously recognized royalty revenues are reflected in the period when the updated information is received from the reseller. However, if the contract stipulates a non-refundable royalty payment to be paid in advance of any resales, revenue is recognized upon execution of the contract.

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

Software development costs. Software development costs are included in product development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The capitalized cost is then amortized on a straight-line basis using the estimated product life, or on a basis utilizing the ratio of current revenue to estimated total product revenues, whichever is greater. To date, with the exception of certain products developed by QMS in 1998 and earlier years, the period between achieving technological feasibility, which Sagent has defined as the establishment of a working model, typically occurring when the beta testing commences, and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant.

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

Accumulated other comprehensive income. Accumulated other comprehensive income consists of cumulative foreign currency translation adjustments. There was no significant tax effect on the components of other comprehensive income for the three months periods ended March 31, 2001 and 2000.

Recent accounting pronouncements. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to any derivatives. Sagent adopted SFAS No. 133 in its quarter ended March 31, 2001. SFAS 133 has not had a material effect on the Company's results of operations or financial position.

NOTE 2. GOODWILL

Goodwill is comprised of the following:

                                    Useful     March 31,    December 31,
                                     Life        2001          2000
                                   ---------  -----------   ----------
Goodwill:
   Sagent UK.....................       5       $2,283         $2,496
   Sagent France S.A.............       5          809            863
   Sagent GmbH...................       5        2,270          2,378
   Sagent do Brazil..............       5          910            971
   Smarter Software, Inc.........      10          553            615
   Sagent Asia/Pacific Pte. Ltd..       5        1,147             --
                                              --------      ---------
                                                $7,972         $7,323
                                              ========      =========

NOTE 3. OTHER ASSETS

Other assets is comprised of the following:

                                            March 31,  December 31,
                                              2001         2000
                                            ---------  -----------
Other assets:
   Investment in Sagent Asia/Pacific
     Pte. Ltd. ......................         $   --       $  830
   Investment in NetAcumen...........            759          759
   Deposits..........................            996          942
   Other.............................            435           64
                                            --------     --------
                                              $2,190       $2,595
                                            ========     ========

The investment in NetAcumen is accounted for under the cost method. Investment in Sagent Asia/Pacific Pte. Ltd., a joint venture between Sagent and eGlobal, as of December 31, 2000 is accounted for under the equity method. Sagent's ownership interest in NetAcumen, Inc. was 9.79% as of March 31, 2001 and December 31, 2000. Sagent's ownership interest in Sagent Asia/Pacific Pte. Ltd. as of December 31, 2000 was 19.99%. In January 2001, Sagent acquired an additional 33.01% of Sagent Asia/Pacific Pte. Ltd. (see Note 5). Revenues from sales to NetAcumen during the three months ended March 31, 2001 and March 31, 2000 were $0 and $750, respectively. There were no sales to Sagent Asia/Pacific Pte. Ltd. during the three months ended March 31, 2000.

NOTE 4. PRIVATE PLACEMENT

In February 2001, Sagent completed a private placement of approximately 5,750 shares of its common stock and received proceeds of $16,113, net of $562 in offering costs. Additionally, in connection with the private placement, Sagent issued to certain placement agents warrants to purchase 210 shares of its common stock. The Black-Scholes calculation of the fair value associated with these warrants based on the expected volatility of 130%, contractual life of 5 years, stock price of $2.78 on the date of grant, exercise price of $2.90, and risk free interest rate of 5% per annum amounts to $468,507.

NOTE 5. ACQUISITION OF ADDITIONAL INTEREST IN SAGENT ASIA/PACIFIC PTE. LTD.

On January 19, 2001, Sagent acquired an additional 33.01% interest in Sagent Asia/Pacific Pte. Ltd from eGlobal, a privately held company that specializes in distribution of technology services in Singapore. In consideration for 950 shares of Sagent's common stock, valued at $3.5 million, Sagent received an additional 2,113 common shares of Sagent Asia/Pacific Pte. Ltd. This brings the total interest of Sagent in Sagent Asia/Pacific Pte. Ltd to 53% as of March 31, 2001. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, Sagent recorded goodwill of $1,147, which is being amortized on a straight-line basis over a period of five years. The results of operations of Sagent Asia/Pacific Pte. Ltd. have been included in our consolidated results from the date of the acquisition. No minority interest in the losses of Sagent Asia/Pacific has been recognized because the minority interest holders are not required to make additional capital contributions.

NOTE 6. LITIGATION

From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court on behalf of individual investors who purchased our common stock between October 21, 1999 and April 18, 2000. The claims allege that we misrepresented our 1999 and 2000 prospects. The court recently consolidated the complaints and selected a lead plaintiff and counsel. A consolidated amended complaint was filed in April 2001.

On November 17, 2000, a derivative lawsuit was filed by a purported Sagent shareholder in the Superior Court of California for the County of San Mateo. On February 9, 2001, a second derivative lawsuit was filed in the Superior Court of Santa Clara. The complaints name certain of our present and former officers and directors as defendants. The complaint in Santa Clara County also named an investment bank retained by us and an employee of that firm as defendants. We have also been named as a nominal defendant. The principle allegation of the complaints is that the defendants breached their fiduciaries duties to us. On March 15, 2001, the California Judicial Court ordered the presiding judge of the Superior Court of California for the County of Santa Clara to assign a judge on March 22, 2001, and a coordination hearing was held in May 2001.

NOTE 7. LOANS TO OFFICERS

At March 31, 2001 and December 30, 2000, loans to officers represent five year promissory notes to key executives needed to recruit and relocate these individuals to Silicon Valley. All of these promissory notes are full recourse and are secured by the personal residence of the officers. Sagent has forgiven a total balance due of $37 from one of the officers in the quarter ended March 31, 2001.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information contained or incorporated by reference in this quarterly report on Form 10-Q is forward-looking in nature. All statements included or incorporated by reference in this quarterly report on Form 10-Q, made by our management or preceded by an asterisk (*), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include, without limitation, statements regarding our expectations, beliefs, estimates, intentions or strategies regarding the future, our license and service revenues, our research and development plans, our sales and administrative costs, our in-process research and development expenses, pending litigation, and the sufficiency of our cash position. All forward-looking statements included in this report on 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth below under the heading "Risk Factors That May Affect Future Results" and elsewhere in this quarterly report on Form 10-Q.

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

We recognize revenue from sales of software licenses to end users upon: determination that persuasive evidence of an arrangement exists; delivery of the software to a customer; determination that collection of a fixed or determinable license fee is probable; and determination that no undelivered services are essential to the functionality of the licensed software.

If consulting services are essential to the functionality of the licensed software, then both the license revenue and the consulting service revenue are recognized as the services are performed. Our arrangements regarding sales of software licenses generally do not include services that are essential to the functionality of the software.

Revenue for transactions with enterprise application vendors, OEMs, and distributors is generally recognized when the licenses are resold or utilized by the reseller and all related obligations on our part have been satisfied. We provide for estimated sales allowances at the time a sale is recorded. We accrue royalty revenue through the end of the reporting period based on reseller royalty reports or other forms of customer-specific historical information. In the absence of customer-specific historical information, royalty revenue is recognized when the customer-specific objective information becomes available. Any subsequent changes to previously recognized royalty revenues are reflected in the period when the updated information is received from the reseller. However, if the contract stipulates a non-refundable royalty payment to be paid in advance of any resales, revenue is recognized upon execution of the contract.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods presented, certain data, from our unaudited condensed consolidated statements of operations, including data as a percentage of total revenue. The information contained in the table below should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this quarterly report on Form 10-Q.

                                                       Three Months Ended
                                                            March 31,
                                   ---------------------------------------------------------
                                             2001                             2000
                                   ------------------------        -------------------------
Revenue:
  Licenses .....................   $  5,467              50%       $  9,060              62%
  Services .....................      5,544              50%          5,477              38%
                                   --------        --------        --------        --------
     Total revenues ............     11,011             100%         14,537             100%

Net cost of revenues:
  Licenses .....................        731               7%            434               3%
  Services .....................      3,246              29%          2,272              16%
                                   --------        --------        --------        --------
     Total cost of revenues ....      3,977              36%          2,706              19%

Gross profit ...................      7,034              64%         11,831              81%

Operating expenses:
  Sales and marketing ..........      8,595              78%          8,793              60%
  Research and development .....      3,853              35%          4,038              28%
  General and administrative ...      4,566              41%          1,483              10%
                                   --------        --------        --------        --------
     Total operating expenses ..     17,014             155%         14,314              98%
                                   --------        --------        --------        --------
Loss from operations ...........     (9,980)            (91%)        (2,483)            (17%)
Other income, net ..............        126              01%            474               3%
                                   --------        --------        --------        --------
Net loss before income taxes ...     (9,854)            (89%)        (2,009)            (14%)
Provision for income taxes .....         25               0%             10               0%
                                   --------        --------        --------        --------
Net loss .......................     (9,879)            (90%)        (2,019)            (14%)
                                   ========        ========        ========        ========

Revenue

Our total revenues declined 24% to $11 million for the three months ended March 31, 2001 from $15 million for the three months ended March 31, 2000. We believe that this decline is attributable to a slower market demand for our products in a generally weakened economic and information technology purchasing environment and the failure of our sales and field marketing organizations to effectively market and sell our products due to a number of factors, including attrition and turnover in our sales and marketing organization and delays encountered in integrating certain of QM Soft's operations and products into our sales, product marketing and general operations. In addition to this decline in license revenue in absolute dollars, our license revenue is also declining as a percentage of our total revenue. Although we do not expect this latter trend to continue, we are unable to predict whether market demand for our products will rebound in future quarters or whether our license revenues will continue to decline in absolute dollars.

License revenues decreased 40% to $5 million for the three months ended March 31, 2001 from $9 million for the corresponding period in 2000. The decrease in license revenues from the corresponding three months period in the prior year was primarily attributed to a slow down in the economy and turnover in the sales force.

Service revenues remained consistent at $5.5 million for the three months ended March 31, 2001 and 2000. Increases due to maintenance and Internet service fees of $714,000 were offset by the decline in consulting and training services in approximately the same amount. The increase in service revenues as a percentage of total revenue was due in large part to the overall decline in license revenues for the three months ended March 31, 2001.

Cost of Revenue

Cost of revenues from license sales consists primarily of royalties, product packaging, shipping, media, documentation. Our cost of revenue for license sales was $731,000 and $434,000 for the three months ended March 31, 2001 and 2000, respectively, representing 13% and 5% of license revenues in the three months ended March 31, 2001 and March 31, 2000, respectively. Our cost of license revenues increased over the same period of the prior year as a result of write offs of the residual royalty prepayments to several vendors as we do not expect to be able to utilize these prepayments.

Cost of services consists primarily of personnel costs associated with providing software maintenance, technical support, training and consulting services. Our cost of service revenues was $3.2 million and $2.3 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of 39%. The increase as a percentage of net revenue services and absolute dollars was due to additional supporting personnel and in outsourcing of online services.

Gross Margin

Gross margins declined to 63.8% for the three months ended March 31, 2001 from 81.3% for the same period in the prior year. The decline was due to the higher cost of revenue from license sales and the increase in service revenue as a percentage of total revenue, because service revenue normally has a higher cost than license revenue. *In the future, the percentage mix of software products and services revenue and increased competition may adversely affect our total gross margin percentages.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation, travel, marketing programs, and branch facilities. In absolute dollars, sales and marketing expenses have remained fairly consistent declining by $200,000 to $8.6 million for the three months ended March 31, 2001 from $8.8 million in the comparable period in 2000. As a percentage of total net revenues, sales and marketing expenses represent 78% and 60% for the three months ended March 31, 2001 and 2000, respectively. The percentage increase from 2000 to 2001 was attributable to a decline in net revenue for the 2001 period. Subsequent to our sales force restructuring in late 2000, we have continued to focus on maintaining our direct and reseller channel personnel as part of our efforts to grow revenue both domestically and internationally.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance, testing and facilities. In absolute dollars, research and development expenses have remained fairly consistent decreasing $100,000 to $3.9 million for the three months ended March 31, 2001 from $4.0 million in the comparable period of 2000. As a percentage of total net revenues, research and development expenses represent 35% and 28% for the three months ended March 31, 2001 and 2000, respectively. The increase as a percentage of total net revenues is a result of continued commitment to the development of new and enhancement of existing products in light of decreased revenues for the same period. *We believe that investments in research and development is essential to our future success and we anticipate committing similar resources to research and development in the future.

General and Administrative

General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management as well as legal, accounting and bad debt expenses. In absolute dollars, general and administrative expenses have increased by $3.1 million to $4.6 million for the three months ended March 31, 2001 from $1.5 million in the corresponding period in 2000. As a percentage of total net revenues, general and administrative expenses represent 41% and 10% for the three months ended March 31, 2001 and 2000, respectively. The increase in absolute dollars was primarily due to increased bad debt expense, large third party professional fees, certain executive compensation charges and an increase in depreciation and amortization expenses. In particular, bad debt expense increased by $903,000 during the three months ended March 31, 2001 from the same period in 2000. Furthermore, there were $516,000 in expenses generated by Sagent Asia/Pacific Pte. Ltd. which was acquired during the three months ended March 31, 2000. Professional fees, primarily consulting, audit and legal, increased $614,000 during the three months ended March 31, 2001 from the same period in 2000. Executive compensation expense increased $196,000 during the three months ended March 31, 2001 from the same period in 2000 primarily as a result of amortization of deferred compensation. No comparative amounts were recorded during the three months ended March 31, 2000. Amortization expense increased $616,000 during the three months ended March 31, 2001 from the same period in 2000 due to acquisitions of capital equipment and goodwill since March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had cash and cash equivalents totaling $17.2 million, an increase of $10.8 million from December 31, 2000. Since inception, we have funded our operations primarily by private sales of equity securities, the use of equipment leases and the initial public offering of our common stock in April 1999, and not from cash generated by our business.

In February 2001, we completed a private placement of approximately 5.75 million shares of our common stock and received proceeds of $16.1 million, net of $0.6 million in offering costs. In connection with the private placement, we also issued to certain placement agents warrants to purchase 210,093 shares of our common stock

Net cash used in operating activities was $7.3 million and $6.7 million in the three months ended March 31, 2001 and 2000, respectively. For such periods, net cash used in operating activities was primarily a result of funding ongoing operations.

In 2000, we entered into a $10 million bank line of credit agreement collateralized by certain of our assets. The credit line allows for advances against eligible accounts receivable in an aggregate amount not to exceed the lesser of the committed revolving line or the borrowing base, less any outstanding letters of credit. Advances against the revolving line bear interest at the bank's prime rate plus 1%, which was 8% at March 31, 2001. As of March 31, 2001, there were no advances on the line of credit. The line of credit expires in June 2001. Under the agreement, we are required to comply with certain covenants, among which are minimum liquidity ratios and tangible net worth ratios. At March 31, 2001, we were in compliance with these covenants.

*We believe that our current cash and cash equivalents, together with any equipment lease lines, will be sufficient to meet our operating requirements through December 31, 2001. Thereafter, we may require additional funds to support our operating requirements and may seek, even before such time, to raise additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all, or that if available, that such financing will be obtainable on acceptable or favorable terms or that such financing will not be dilutive to our stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement supercedes and replaces the guidance in Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125 or Statement 125). SFAS No. 140 provides accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. The provisions of SFAS No. 140 will become effective for transactions entered into after March 31, 2001. Management believes the adoption of SFAS No. 140 will not have a material effect on Sagent's financial statements.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about risks, together with the other information contained in this quarterly report on Form 10-Q, before you decide whether to buy our common stock. Additional risks and uncertainties not known to us or that we now believe to be unimportant could also impair our business. If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly. As a result, the market price of our common stock could decline, and you may lose all or your investment.

WE HAVE A HISTORY OF LOSSES, EXPECT LOSSES IN THE FORESEEABLE FUTURE AND MAY NEVER BECOME PROFITABLE.


     In the first quarter of 2001, we incurred net losses of $9.9 million. We incurred net losses of $23.7 million, $12.1 million, and $15.1 million in 2000, 1999 and 1998, respectively. We had stockholders' equity of $36.3 million as of March 31, 2001, $26.7 million as of December 31, 2000, and $43.4 million as of December 31, 1999.


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

WE HAVE LIMITED WORKING CAPITAL AND MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE.


     At March 31, 2001, we had cash, cash equivalents and marketable securities totaling $17.2 million.


     To date, we have not achieved profitability or positive cash flow. Although we believe that our current cash, cash equivalents and marketable securities, and any net cash provided by operations, will be sufficient to meet anticipated cash needs for working capital and capital expenditures through December 31, 2001 because our revenue is unpredictable, a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially or to raise additional funds through equity or debt financings. We cannot assure you any equity or debt financing will be available to us on favorable terms, if at all, or that if available, such financing will not be dilutive to our stockholders. If we are unable to raise additional capital, we will take actions to conserve our cash balances, including significantly reducing our operating expenses, downsizing our staff and closing existing branch offices, all of which could have a material adverse effect on our business, financial condition and our ability to reduce losses or generate profits.

WE MAY NOT BE ABLE TO MANAGE EXPENSES GIVEN THE UNPREDICTABILITY OF OUR REVENUES

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

PENDING LITIGATION COULD HARM OUR BUSINESS.


     From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court on behalf of the individual investors who purchased our common stock between October 21, 1999 and April 18, 2000. The claims allege that we misrepresented our 1999 and 2000 prospects. The court recently consolidated the complaints and selected a lead plaintiff and counsel. A consolidated amended complaint was filed in April 2001.


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

     We expect our quarterly operating results to fluctuate. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenue in a quarter may harm our operating results for that quarter. Our quarterly revenue, expenses and operating results could vary significantly from quarter-to-quarter. In the past, our operating results have fallen below the expectations of market analysts and investors. If we continue to fall short of market expectations, the trading price of our common stock may fall further. Factors that may cause our operating results to fluctuate on a quarterly basis are:

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

     We intend to derive revenues from indirect sales channels by selling our software through value added resellers and original equipment manufacturers. These resellers and original equipment manufacturers offer our software products to their customers together with consulting and implementation services or integrate our software solutions with other software. We also intend to increasingly offer our software through application service providers, who install our software on their own computer servers and charge their customers for access to that software. Our ability to increase our revenues are substantially dependent on entering into relationships with these third parties.

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

WE HAVE A RELATIVELY NEW MANAGEMENT TEAM AND THERE IS NO GUARANTEE THAT THEY WILL BE SUCCESSFUL IN GROWING OUR BUSINESS.

     Our management team has not worked together for a significant length of time and may not be able to successfully implement our strategy. Ben C. Barnes, our Chief Executive Officer, joined us in August 2000, replacing founder Ken Gardner. David Eliff, our Chief Financial Officer, joined us in May 2000. Jack Peters, Senior Vice President, Sales--Americas, Robert Flynn, Senior Vice President, Marketing, Arthur Parker, President/General Manager--Europe, Middle East and Africa and Larry Scroggins, Senior Vice President, Business Development, joined us in September 2000, November 2000, January 2001 and February 2001, respectively. Most of these employees serve "at-will" and may elect to pursue other opportunities at any time. If our management team is unable to work effectively together to accomplish our business objectives, our ability to grow our business could be severely impaired.

A SLOWING ECONOMY AND REDUCTIONS IN INFORMATION TECHNOLOGY SPENDING MAY NEGATIVELY AFFECT OUR REVENUES.

     Our revenues may be negatively affected by the increasingly uncertain economic conditions both in the market generally and in our industry. If the economy continues to slow, some companies may reduce their budgets for spending on information technology and business software. As a consequence, our sales cycle may become longer with some customers, and other prospective customers may postpone, reduce, or even forego the purchase of our products and services, which could negatively affect our revenues.

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

     In addition, as we introduce new versions of our products or new products, our current customers may not require the functionality of our new products and may not ultimately license those products. Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our license revenue would negatively affect our future services revenues. In addition, if clients elect not to renew their maintenance agreement, our services revenue could decline significantly. Further, some of our customers are Internet-based companies, which have been forced to significantly reduce their operations in light of limited access of sources of financing and current economic slowdown. If customers are unable to pay for their current products or are unwilling to purchase additional products, our revenues would decline.

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

     - Potential changes in government regulation.

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

WE HAVE RECENTLY ISSUED A LARGE NUMBER OF SHARES OF OUR COMMON STOCK, AND THE SALE OF THESE SHARES COULD CAUSE OUR STOCK PRICE TO DECLINE.

     During the first quarter of 2001, we issued an aggregate of 7,509,896 shares of our common stock in private transactions. We issued 600,000 shares of our common stock to Timeline, Inc., in settlement of litigation, 950,000 shares of our common stock to eGlobal Technology Services Holdings Limited in exchange for an additional 33% equity interest in Sagent (Asia Pacific) Pte Ltd., and 5,749,803 shares of our common stock to investors in a private placement at a price per share of $2.90. In connection with the private placement, we also issued to certain placement agents warrants to purchase 210,093 shares of our common stock at an exercise price per share of $2.90. We filed registration statements under the Securities Act of 1933 concerning the sale of the foregoing shares in April 2001. If these stockholders sell substantial amounts of our common in the public market following the effectiveness of these registration statements, the market price of our common stock could fall.

IF OUR STOCK PRICE DECLINES FURTHER, THERE IS A RISK THAT WE MAY BE DELISTED BY NASDAQ.

     Our common stock trades on the Nasdaq National Market, which has certain compliance requirements for continued listing of common stock. If the minimum closing bid price per share is less than $1.00 for a period of 30 consecutive business days, our shares may be delisted following a 90 day notice period during which the minimum closing bid price must be $1.00 or above per share for a period of 10 consecutive business days, if we do not file an appeal. As of the close of business on May 11, 2001, our common stock closed at a minimum bid price per share of $1.57.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Risk Factors That May Affect Results".

INTEREST RATE RISK

At March 31, 2001 we had cash totaling $17.2 million. If market interest rates decline, then our interest income would decline accordingly.

In 2000, we entered into a $10 million line of credit agreement with a bank collateralized by our assets. Advances against the revolving line bear interest at the bank's prime rate, plus 1%. Although we have no outstanding balance under the line of credit, we may borrow under the line in the future. If we do so and market interest rates rise, then our interest payments would increase accordingly. This line of credit expires in June of 2001.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court on behalf of the individual investors who purchased our common stock between October 21, 1999 and April 18, 2000. The claims allege that we misrepresented our 1999 and 2000 prospects. The court recently consolidated the complaints and selected a lead plaintiff and counsel. A consolidated amended complaint was filed in April 2001. We intend to defend vigorously the asserted claims.

On November 17, 2000, a derivative lawsuit was filed by a purported Sagent shareholder in the Superior Court of California for the County of San Mateo. On February 9, 2001, a second derivative lawsuit was filed in the Superior Court of California for the County of Santa Clara. The complaints name certain of our present and former officers and directors as defendants. The complaint in Santa Clara County also named an investment bank retained by us and an employee of that firm as defendants. We have also been named as a nominal defendant. The principal allegation of the complaints is that the defendants breached their fiduciary duties to us. On March 15, 2001, the California Judicial Council ordered the presiding judge of the Superior Court of California for the County of Santa Clara to assign a judge to determine whether these actions should be coordinated in Santa Clara County. The court assigned a judge on March 22, 2001, and a coordination hearing was held in May 2001.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities.

In January 2001, we issued an aggregate of 950,000 shares of our unregistered common stock to eGlobal Technology Services Holdings Limited, valued at $3.5 million, in consideration for an additional 33% interest in an entity jointly owned by us and eGlobal called Sagent (Asia Pacific) Pte. Ltd. We relied upon
Section 4(2) of the Securities Act in connection with the sale of the shares. The investor represented that it had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the investment.

In February 2001, we sold an aggregate of 5,749,803 shares of our unregistered common stock at a price per share of $2.90 to certain investors for an aggregate cash consideration of approximately $16.1 million, net of $0.6 million in offering costs. In connection with such sale, we also issued to certain placement agents in consideration of services rendered warrants to purchase 210,093 shares of our unregistered common stock at an exercise price of $2.90 per share. We relied upon Regulation D, Rule 506, of the Securities Act in connection with the sale of the shares and the issuance of the warrants. The sale of shares of common stock and the issuance of the warrants were made in compliance with all the terms of Rule 501 and 502 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    THE EXHIBITS LISTED IN THE ACCOMPANYING INDEX TO EXHIBITS ARE INCORPORATED BY REFERENCE AS PART OF THIS FORM 10-Q.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ending March 31, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SAGENT TECHNOLOGY, INC.

Dated: May 15, 2001                   /s/ David Eliff
                                          --------------------------------------
                                          David Eliff
                                          Executive Vice President, Finance,
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                INDEX TO EXHIBITS

NUMBER                              TITLE
------                              -----

 3.1*    Certificate of Incorporation of Registrant.
 3.2*    Amended and Restated Certificate of Incorporation of
         Registrant.
 3.3*    Bylaws of Registrant.
 4.1*    Form of Registrant's Common Stock Certificate.
 4.2*    Sixth Amended and Restated Registration Rights Agreement,
         dated as of February 24, 1998, between the Registrant and
         the parties named therein.
 4.3* Common Stock Registration Rights Agreement, dated as of September 14, 1998, between the Registrant and Robert Hawk.
 4.4* Common Stock Rights Agreement dated February 15, 2001 between the Registrant and the parties named therein.
 4.5* Registration Rights Agreement dated January 19, 2001 between the Registrant and eGlobal Technology Holding Limited.
10.1* Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2*    Amended and Restated 1995 Stock Plan and related agreements.
10.3*    1998 Stock Plan and related agreements.
10.4*    1999 Employee Stock Purchase Plan and related agreements.
10.5*    1999 Director Option Plan and related agreements.
10.6* Master Equipment Lease Agreement, dated August 7, 1995, between the Registrant and Lighthouse Capital Partners, L.P.
10.7* Master Lease Agreement, dated as of September 26, 1998, between the Registrant and Dell Financial Services L.P.
10.8* Loan and Security Agreement, dated as of July 16, 1997, between the Registrant and Venture Banking Group, a division of Cupertino National Bank, and amendments thereto.
10.9* Standard Office Lease, dated June 1, 1998, by and between the Registrant and Asset Growth Partners, Ltd., and the
         First Amendment thereto.
10.10*+ Development and Licensing Agreement, dated January 22, 1997, between the Registrant and Abacus Concepts, Inc.
10.11*+ Microsoft License and Distribution Agreement, dated August 23, 1996, between the Registrant and Microsoft Corporation.
10.12*+ Sagent KK Non-Exclusive Japanese Distribution Agreement, dated as of December 17, 1997, between Sagent KK Japan and Kawasaki Steel Systems R&D Corporation.
10.13*   Form of Sagent Technology, Inc. End User Software License
         Agreement.
10.14*+ OEM Software License Agreement, effective March 31, 1998, between the Registrant and Siebel Systems, Inc.
10.15*   Form of Sagent Technology, Inc. Software Maintenance and
         Technical Support Agreement.
10.16*   Form of Sagent Technology, Inc. Agreement for Consulting
         Services.

10.17*   Form of Sagent Technology, Inc. Agreement for Subcontractor
         Consulting Services.
10.18*   Form of Evaluation Agreement.
10.19*   Note, dated February 1, 1998, of W. Virginia Walker.
10.20*   Note, dated February 1, 1998, of W. Virginia Walker.
10.21*+  Solution Provider Agreement, effective June 27, 1997, between the Registrant and Unisys Corporation.
10.22*   Executive Change of Control Policy.
10.23*+  Software License and Services Agreement, dated March 31,
         1998, between the Registrant and Siebel Systems, Inc.
10.24*   Common Stock Purchase Agreement, dated February 28, 1999,
         between the Registrant and Klaus S. Luft.
10.25*   Notes, dated February 5, 1999, between the Registrant and
         Tom Lounibos.
10.26*   Note, dated March 15, 1999, of Kenneth C. Holcomb.
10.27*   Nonexclusive International Software Value Added Reseller
         ("VAR") Agreement, dated December 8, 1997, between the Registrant and Opalis S.A.
10.28**  Employment Agreement dated August 4, 2000 between the
         Registrant and Ben C. Barnes.
10.29** Offer letter dated May 9, 2000 between the Registrant and David Eliff. 10.30** Note dated October 4, 2000 between the Registrant and Paul Wray. 10.31** Common Stock Purchase Agreement dated February 15, 2001 between the
         Registrant and the parties named therein.
10.32*** Service Agreement, dated January 1, 2001, between the Registrant and Arthur Parker.

---------------
* Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-1 (No. 333-71369), declared effective by the Securities and Exchange Commission on April 14, 1999.

** Incorporated by reference to the exhibits to the Registrant's annual report on Form 10-K filed with the Securities and Exchange Commission on April 6, 2001.

***  Filed herewith.

+ Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.