Form 10-Q
period 2001-06-30
SAGENT TECHNOLOGY INC
filed 2001-08-14
CIK 1058425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2001

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

COMMISSION FILE NUMBER 000-25315

SAGENT TECHNOLOGY, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	94-3225290 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

800 W. EL CAMINO REAL, SUITE 300
MOUNTAIN VIEW, CA 94040
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

(650) 815-3100
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     As of August 9, 2001, Registrant had 45,849,742 shares of common stock issued and outstanding.

SAGENT TECHNOLOGY, INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2001
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAGENT TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2001	2000

Assets

Current assets:

Cash and cash equivalents	$11,504	$6,372

Accounts receivable, net of allowance for doubtful accounts of $819 in 2001 and $4,968 in 2000	15,507	14,667

Other current assets	5,353	6,261

Total current assets	32,364	27,300

Property and equipment, net	7,542	5,718

Goodwill, net	7,993	7,323

Other assets	1,942	2,595

Notes receivable from officers	3,059	3,151

Total assets	$52,900	$46,087

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$2,972	$3,296

Accrued liabilities	5,890	5,842

Deferred revenue	8,639	8,352

Current portion of capital lease obligations	2,516	1,037

Total current liabilities	20,017	18,527

Deferred rent	162	245

Long-term portion of capital lease obligations	2,207	650

Total liabilities	22,386	19,422

Stockholders’ equity:

Common stock, par value $.001 per share; authorized: 70,000 shares in June 30, 2001 and December 31, 2000; Issued and outstanding 36,747 and 29,829 at June 30, 2001 and December 31,2000, respectively	37	30

Additional paid-in capital	117,327	97,354

Deferred stock compensation	(1,348)	(1,566)

Notes receivable from stockholders	(2,521)	(2,423)

Accumulated other comprehensive income	147	211

Accumulated deficit	(83,128)	(66,941)

Total stockholders’ equity	30,514	26,665

Total liabilities and stockholders’ equity	$52,900	$46,087

See accompanying notes to unaudited condensed consolidated financial statements.

SAGENT TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue:

License	$7,407	$11,046	$12,874	$19,690

Service	5,844	6,456	11,388	12,349

Total net revenue	13,251	17,502	24,262	32,039

Net cost of revenue:

License	867	437	1,598	956

Service	2,917	2,478	6,163	4,666

Total cost of revenue	3,784	2,915	7,761	5,622

Gross profit	9,467	14,587	16,501	26,417

Operating expenses:

Sales and marketing	9,825	9,210	18,420	18,003

Research and development	3,553	4,276	7,406	8,315

General and administrative	2,257	1,719	6,823	3,202

Merger and integration credits	—	(1,950)	—	(1,950)

Total operating expenses	15,635	13,255	32,649	27,570

Income (loss) from operations	(6,168)	1,332	(16,148)	(1,153)

Other income (expenses), net	(108)	208	18	683

Net income (loss) before income taxes	(6,276)	1,540	(16,130)	(470)

Provision for income taxes	32	7	57	17

Net income (loss)	$(6,308)	$1,533	(16,187)	(487)

Basic net income (loss) per share	$(0.17)	$0.05	$(0.46)	$(0.02)

Number of shares used in calculation of basic net income (loss) per share	36,478	28,046	34,918	27,935

Diluted net income (loss) per share	$(0.17)	$0.05	$(0.46)	$(0.02)

Number of shares used in calculation of diluted net income (loss) per share	36,478	29,652	34,918	27,935

See accompanying notes to unaudited condensed consolidated financial statements.

SAGENT TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,

	2001	2000

Cash flows from operations:

Net loss	$(16,187)	$(487)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	3,159	2,580

Allowance for doubtful accounts	937	200

Stock-based employee compensation	218	—

Accrued interest on notes receivable from officers	(131)	—

Officer notes forgiven	125	—

Change in operating assets and liabilities:

Accounts receivable	(926)	(3,693)

Other current assets	1,011	(3,298)

Other assets	430	147

Accounts payable	(480)	868

Accrued liabilities	(702)	(4,306)

Deferred revenue	(55)	(126)

Deferred rent	(83)	—

Accrued merger costs	—	(2,837)

Net cash used in operating activities	(12,684)	(10,952)

Cash flows from investing activities:

Sale of marketable securities	—	37,704

Purchase of marketable securities	—	(31,836)

Acquisition of Sagent do Brazil and others	—	(1,166)

Other business acquisitions, net of cash acquired	(88)	(900)

Cash acquired in purchase of Sagent Asia/Pacific Pte. Ltd	2,298	—

Purchases of property and equipment	(128)	(4,427)

Proceeds from disposal of property and equipment	—	1,210

Net cash provided by investing activities	2,082	585

Cash flows from financing activities:

Proceeds from capital lease financing	—	548

Payments of principal under capital lease obligations	(707)	(346)

Proceeds from issuance of common stock	16,505	1,810

Net cash provided by financing activities	15,798	2,012

Effect of exchange rate changes	(64)	147

Net increase (decrease) in cash and cash equivalents	5,132	(8,208)

Cash and cash equivalents, beginning of the period	6,372	15,910

Cash and cash equivalents, end of the period	$11,504	$7,702

Supplemental disclosure of cash flow information:

Cash payments for interest	$345	$82

Cash payments for taxes	$34	$6

Supplemental disclosure of non-cash investing and financing activity:

Issuance of common stock to Sagent do Brazil	$—	$500

Equipment acquired under capital leases	$3,744	$—

Warrants issued in connection with private placement	$469	—

Issuance of common stock to acquire additional interest in Sagent Asia/Pacific Pte. Ltd.	$3,475	—

See accompanying notes to unaudited condensed consolidated financial statements.

SAGENT TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except where noted)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business. Sagent Technology, Inc., (Sagent), develops, markets and supports software designed to address organizations’ information access, analysis and delivery needs. Sagent, formerly Savant Software, Inc., was incorporated under the laws of the State of California in April 1995 and reincorporated in Delaware in 1998.

Basis of Presentation. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2001 and December 31, 2000, the operating results for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. These financial statements and notes should be read in conjunction with Sagent’s audited financial statements and notes thereto for the year ended December 31, 2000, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 6, 2001. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Principles of consolidation. The unaudited condensed consolidated financial statements include the accounts of Sagent Technology, Inc. and its majority owned subsidiary Asia/Pacific Pte Ltd., and its wholly-owned subsidiaries, Qualitative Marketing Software, Inc. (QMS), Sagent U.K., Ltd., Sagent Technology GmbH, Sagent France, S.A., Sagent Technology Japan KK, Sagent Benelux, Sagent Australia, and Sagent do Brazil. All significant intercompany accounts and transactions have been eliminated.

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

Cash and cash equivalents. Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at the time of purchase. Sagent’s cash equivalents at June 30, 2001 and December 31, 2000 consisted of deposits in domestic banks and money market funds.

Business risk and concentration of credit risk. Financial instruments which potentially subject Sagent to concentrations of credit risk consist primarily of trade accounts receivable. Sagent maintains allowances for potential credit losses on trade accounts receivable and such losses to date have been within management’s expectations. There were no customers with balances due to Sagent in excess of 10% of aggregate accounts receivable at June 30, 2001 or December 31, 2000.

Goodwill and other intangible assets. The costs of businesses acquired in excess of the fair value of net assets acquired (goodwill), are amortized over their estimated useful lives. If events or changes in circumstances indicate the goodwill and other long-lived assets will not be recoverable, as determined by a comparison of the carrying value of the asset to forecasted undiscounted cash flows expected to be generated by the asset, the carrying value is reduced to net realizable value. There were no such reductions in carrying value during the six months ended June 30, 2001 or 2000.

Revenue recognition. Revenue consists principally of fees for licenses of Sagent’s software products, maintenance, consulting, and training. Sagent recognizes revenue using the residual method in accordance with Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of maintenance and other services is based on the Company’s customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, consulting, and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

The Company’s specific policies for recognition of license revenues and services revenues are as follows:

License revenue. The Company recognizes revenue from sales of software licenses to end users upon: determination that persuasive evidence of an arrangement exists; delivery of the software to a customer; determination that collection of a fixed or determinable license fee is probable; and determination that no undelivered services are essential to the functionality of the licensed software.

If consulting services are essential to the functionality of the licensed software, then both the license revenue and the consulting service revenue are recognized as the services are performed. The Company’s arrangements generally do not include services that are essential to the functionality of the software.

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

Software development costs. Software development costs are included in product development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The period between achieving technological feasibility, which Sagent has defined as the establishment of a working model, typically occurring when the beta testing commences, and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant.

Net income (loss) per share. Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options, warrants and convertible preferred stock are not included in the computation of diluted net income (loss) per share for those periods in which the Company incurred a loss because the effect would be antidilutive.

Accumulated other comprehensive income. Accumulated other comprehensive income consists of cumulative foreign currency translation adjustments which were a loss of $111 and $64 for the three and six months ended June 30, 2001 and a gain of $58 and $147 for the three and six months ended June 30, 2000. There was no significant tax effect on the components of other comprehensive income for the three months ended June 30, 2001 and 2000.

NOTE 2. GOODWILL

Goodwill is comprised of the following:

	Useful	June 30,	December 31,
	Life	2001	2000

Goodwill, net:

Sagent UK	5	$2,107	$2,496

Sagent France S.A.	5	762	863

Sagent GmbH	5	2,118	2,378

Sagent do Brazil	5	854	971

Smarter Software, Inc.	10	517	615

Sagent Asia/Pacific Pte. Ltd	5	1,445	—

Sagent Benelux	5	190	—

		$7,993	$7,323

NOTE 3. OTHER ASSETS

Other assets is comprised of the following:

	June 30,	December 31,
	2001	2000

Other assets:

Investment in Sagent Asia/Pacific Pte. Ltd	$—	$830

Investment in NetAcumen	759	759

Deposits	993	942

Other	190	64

	$1,942	$2,595

The investment in NetAcumen is accounted for under the cost method. Investment in Sagent Asia/Pacific Pte. Ltd., a joint venture between Sagent and eGlobal, is accounted for under the equity method as of December 31, 2000. Sagent’s ownership interest in NetAcumen, Inc. was 9.79% as of June 30, 2001 and December 31, 2000. Sagent’s ownership interest in Sagent Asia/Pacific Pte. Ltd. was 53% (see Note 5) and 19.99% as of June 30, 2001 and December 31, 2000 respectively. There were no sales to NetAcumen for the six months ended June 30, 2001 and June 30, 2000.

NOTE 4. PRIVATE PLACEMENT

In February 2001, Sagent completed a private placement of approximately 5,750 shares of its common stock and received proceeds of $16,113, net of $562 in offering costs. Such offering costs include the issuance to certain placement agents of warrants to purchase 210 shares of its common stock with an estimated fair value of $469. This estimated fair value was calculated using Black-Scholes option pricing model with the following factors and assumptions: expected volatility of 130%, contractual life of 5 years, stock price of $2.78 on the date of grant, exercise price of $2.90, and risk free interest rate of 5% per annum.

NOTE 5. INVESTMENT IN SUBSIDIARIES

On January 19, 2001, Sagent acquired an additional 33% interest in Sagent Asia/Pacific Pte. Ltd from eGlobal, a privately held company that specializes in distribution of technology services in Singapore. In consideration for 950 shares of Sagent’s common stock, valued at $3.5 million, Sagent received an additional 2,113 common shares of Sagent Asia/Pacific Pte. Ltd. This brings the total interest of Sagent in Sagent Asia/Pacific Pte. Ltd to 53% as of March 31, 2001. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, Sagent recorded goodwill of $1,516, which is being amortized on a straight-line basis over a period of five years and acquired net assets of approximately $2,790 consisting primarily of cash and accounts receivable. The results of operations of Sagent Asia/Pacific Pte. Ltd. have been included in our consolidated results from the date of the acquisition. No minority interest in the losses of Sagent Asia/Pacific has been recognized because the minority interest holders are not required to make additional capital contributions.

On April 9, 2001, Sagent acquired 100% interest in Sagent Benelux for cash of $100 and the assignment of a portion of Sagent’s outstanding accounts receivable valued at $200 to the Selling Shareholders. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, Sagent recorded goodwill of $197, which is being amortized on a straight-line basis over a period of five years. The results of operations of Sagent Benelux have been included in our consolidated results from the date of the acquisition.

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

On November 17, 2000, a derivative lawsuit was filed by a purported Sagent shareholder in the Superior Court of California for the County of San Mateo. On February 9, 2001, a second derivative lawsuit was filed in the Superior Court of Santa Clara. The complaints name certain of our present and former officers and directors as defendants. The complaint in Santa Clara County also named an investment bank retained by us and an employee of that firm as defendants. We have also been named as a nominal defendant. The principal allegation of the complaints is that the defendants breached their fiduciaries duties to us. In July 2001, the two cases were coordinated for pretrial purposes in the Santa Clara County Superior Court.

At June 30, 2001, the Company has not accrued any litigation expense related to the matters above, as such expenses have not yet been deemed probable and estimable.

NOTE 7. LOANS TO OFFICERS

At June 30, 2001 and December 30, 2000, loans to officers represent five year promissory notes to key executives. These promissory notes are full recourse. For the six months ended June 30, 2001, Sagent has forgiven a total $125 from the balance due from two of the officers. Such amounts have been recorded in general and administrative expense.

NOTE 8. COMMITMENTS

Sagent leases various facilities under noncancelable operating leases and has acquired certain computer and other equipment under capital lease obligations which are collateralized by the related assets. Future minimum lease payments under these commitments at June 30, 2001 are as follows:

	Operating Leases	Capital Leases

Remaining 2001	$1,607	$1,681

2002	3,104	2,853

2003	2,387	1,086

2004	620	16

Thereafter	104	—

Total minimum lease payments	$7,822	$5,636

Less: amount representing interest		(913)

Present value of minimum lease payments		$4,723

Current portion		2,516

Long-term portion		$2,207

NOTE 9. SUBSEQUENT EVENTS

From July 27, 2001 through August 1, 2001, Sagent issued and sold 9,115 shares of its common stock for an average price per share of $1.84 in a private placement. The net proceeds to Sagent from the offering, after deducting the expenses of the offering, were approximately $16.0 million. In connection with the private sale, Sagent also issued warrants to purchase 456 shares of its common stock at an exercise price of $1.84 per share.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information contained or incorporated by reference in this quarterly report on Form 10-Q is forward-looking in nature. All statements included or incorporated by reference in this quarterly report on Form 10-Q, made by our management or preceded by an asterisk (*), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include, without limitation, statements regarding our expectations, beliefs, estimates, intentions or strategies regarding the future, our license and service revenues, our research and development plans, our sales and administrative costs, our in-process research and development expenses, pending litigation, and the sufficiency of our cash position. All forward-looking statements included in this report on 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth below under the heading “Risk Factors That May Affect Future Results” and elsewhere in this quarterly report on Form 10-Q.

OVERVIEW

We provide business intelligence solutions that enable enterprises to win, retain, and grow new customers and improve operational effectiveness. We develop, market, and support products and services that help businesses collect, analyze, understand, and act on customer and operational information both in batch and in real-time. Our products and services provide a way for an organization’s employees, customers, and partners to use the Internet to examine the internal data they already have and to supplement that data with external, value-added information such as demographic, geographic, or other content and data feeds. We refer to our products as business intelligence solutions because they enable organizations to rapidly make more informed, intelligent decisions and to spread that ability across the enterprise.

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

Revenue for transactions with enterprise application vendors, OEMs, and distributors is generally recognized when the licenses are resold or utilized by the reseller and all related obligations on our part have been satisfied. However, if the contract stipulates a non-refundable royalty payment to be paid in advance of any resale, revenue is recognized upon execution of the contract.

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

Statement of Position, 97-2, “Software Revenue Recognition” (SOP 97-2) was issued in 1997 by the American Institute of Certified Public Accountants (AICPA) and amended by Statements of Position 98-4 and 98-9. We adopted SOP 97-2 effective January 1, 1998. Based on our reading and interpretation of SOP’s 97-2, 98-4 and 98-9, we believe our current revenue recognition policies and practices are consistent with SOP’s 97-2, 98-4, and 98-9.

Cost of Revenue

Cost of revenue from license sales consists primarily of royalties, product packaging, shipping, media and documentation. Cost of services consists primarily of salaries and benefits of consulting, customer service and training personnel and fees paid to third party providers of data and data updates.

Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, travel, marketing programs, and branch sales facilities.

Research and Development. Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance, testing and facilities.

General and Administrative. General and administrative expenses consist primarily of personnel costs for Sagent’s finance, human resources, information systems and general management, goodwill amortization as well as legal and bad debt reserves.

RESULTS OF OPERATIONS

The following tables set forth for the periods presented, certain data, from our unaudited condensed consolidated statements of operations, including data as a percentage and dollar amount of total revenue. The information contained in the tables below should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this quarterly report on Form 10-Q.

Table I: Data presented as a percentage of total revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue:

License	56%	63%	53%	62%

Service	44	37	47	38

Total revenue	100	100	100	100

Net cost of revenue:

License	7	2	7	3

Service	22	14	25	15

Total cost of revenue	29	16	32	18

Gross profit	71	84	68	82

Operating expenses:

Sales and marketing	74	53	76	56

Research and development	27	24	31	26

General and administrative	17	10	28	10

Merger and integration credits	—	(11)	—	(6)

Total operating expenses	118	76	135	86

Income (loss) from operations	(47)	8	(67)	(4)

Other income (expenses), net	(1)	1	—	2

Net income (loss) before income taxes	(48)	9	(67)	(2)

Provision for income taxes	0	0	0	0

Net income (loss)	(48)%	9%	(67)%	(2)%

Table II: Data presented in dollar amount (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue:

License	$7,407	$11,046	$12,874	$19,690

Service	5,844	6,456	11,388	12,349

Total revenue	13,251	17,502	24,262	32,039

Net cost of revenue:

License	867	437	1,598	956

Service	2,917	2,478	6,163	4,666

Total cost of revenue	3,784	2,915	7,761	5,622

Gross profit	9,467	14,587	16,501	26,417

Operating expenses:

Sales and marketing	9,825	9,210	18,420	18,003

Research and development	3,553	4,276	7,406	8,315

General and administrative	2,257	1,719	6,823	3,202

Merger and integration credits	—	(1,950)	—	(1,950)

Total operating expenses	15,635	13,255	32,649	27,570

Income (loss) from operations	(6,168)	1,332	(16,148)	(1,153)

Other income (expenses), net	(108)	208	18	683

Net income (loss) before income taxes	(6,276)	1,540	(16,130)	(470)

Provision for income taxes	32	7	57	17

Net income (loss)	$(6,308)	$1,533	$(16,187)	$(487)

Revenue

Total revenue decreased 24% to $13.3 million for the three months ended June 30, 2001 from $17.5 million for the corresponding period in 2000. For the six months ended June 30, 2001, total revenue decreased 24% to $24.3 million from $32.0 million for the corresponding period in 2000. We believe that this decline is attributed to a slower domestic market demand for software products in a generally weakened economic and information technology purchasing environment.

However, international revenues increased 33% to $3.2 million for the three months ended June 30, 2001 from $2.4 million for the corresponding period in 2000, international revenues increased 41% to $5.5 million for the six months ended June 30, 2001 from $3.9 million for the corresponding period in 2000. This increase is attributed mainly to expansion of our international operations as well as stronger overseas market demand.

License revenue decreased 33% to $7.4 million for the three months ended June 30, 2001 from $11.0 million for the corresponding period in 2000. For the six months ended June 30, 2001, license revenue decreased 35% to 12.9 million from $19.7 million for the corresponding period in 2000. The decrease was primarily attributed to a slower domestic market demand. In addition to this decline in license revenue in absolute dollars, our license revenue is also declining as a percentage of our total revenue.

Service revenue decreased 9% to $5.8 million for the three months ended June 30, 2001 from $6.5 million for the corresponding period in 2000. For the six months ended June 30, 2001, service revenue decreased 7% to $11.4 million from $12.3 million for the corresponding period in 2000. Decreases in service revenue were due to declines in consulting and training services attributed to a slow down in the economy and a decline in new license revenue in the second half of 2000 and the first quarter of 2001. The increase in service revenue as a percentage of total revenue from the corresponding periods in the prior year was due in large part to the overall decline in license revenue.

Cost of Revenue

Cost of revenue from license sales consists primarily of royalties, product packaging, shipping, media, and documentation. Our cost of revenue for license sales was $0.9 million and $0.4 million for the three months ended June 30, 2001 and 2000, respectively, representing 12% and 4% of license revenue for the three months ended June 31, 2001 and 2000, respectively. Our cost of license revenue was $1.6 million and $1.0 million for the six months ended June 30, 2001 and 2000 respectively, representing 12% and 5% of license revenue for the six months ended June 30, 2001 and 2000, respectively. The increase as a percentage of license revenue was primarily due to impairment of royalty prepayments recognized during the six months period ended June 30, 2001, as we do not expect to utilize these prepayments.

Cost of service consists primarily of personnel costs associated with providing software maintenance, technical support, training and consulting services. Our cost of service revenue was $2.9 million and $2.5 million for the three months ended June 30, 2001 and 2000, respectively, representing 50% and 38% of service revenue for the three months ended June 30, 2001 and 2000, respectively. Our cost of service revenue was $6.2 million and $4.7 million for the six months ended June 30, 2001 and 2000, respectively, representing 54% and 38% of service revenue for the six months ended June 30, 2001 and 2000, respectively. The increase as a percentage of net service revenue was due primarily to additional support personnel and to outsourcing online services in 2001.

Gross Profit

Gross profit declined to 71% for the three months ended June 30, 2001 from 84% for the same period in the prior year. Our gross profit declined to 68% for the six months ended June 30, 2001 from 82% for the same period in the prior year. The decline was mainly attributed to lower new license revenue, and as a result, lower consulting and training revenue that is usually associated with new licenses. Furthermore, the cost of revenue for license and service increased as was discussed in the preceding paragraph.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation, travel, marketing programs, and branch sales facilities. Sales and marketing expenses increased 7% to $9.8 million for the three months ended June 30, 2001 from $9.2 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, sales and marketing expenses increased 2% to $18.4 million from $18.0 million for the same six months in the prior year. Sales and marketing expenses represented 74% and 53% of total net revenues for the three months ended June 30, 2001 and 2000, respectively. Sales and marketing expenses represented 76% and 56% of total net revenue for the six months ended June 30, 2001, and 2000, respectively. The increase as a percentage of net total revenue was attributable to a decline in net revenue and an increase in sales and marketing expenses in the 2001 period. In 2001, we have focused our efforts to grow our revenue domestically and internationally; as a result, we acquired and established additional subsidiaries in Asia Pacific, Benelux, and Australia that contributed to an increase in the absolute dollar amount of sales and marketing expenses.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance, testing and facilities. Research and development expenses decreased 17% to $3.6 million for the three months ended June 30, 2001 from $4.3 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, research and development expenses decreased 11% to $7.4 million from $8.3 million for the same six months in the prior year. Research and development expenses represented 27% and 24% of total net revenues for the three months ended June 30, 2001 and 2000, respectively. Research and development expenses represented 31% and 26% of total net revenues for the six months ended June 30, 2001, and 2000 respectively. The increase as a percentage of net total revenue was primarily attributable to a decline in net revenue. The decline in absolute dollar amount in research and development expenses was attributable to cost cutting measures and controlling discretionary spending to align the total expenditures of our company with our revenue.

General and Administrative

General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management as well as legal, accounting, bad debt expenses, and amortization of goodwill. General and Administrative expenses increased 31% to $2.3 million for the three months ended June 30, 2001 from $1.7 million for the three months ended June 30, 2000. During the six month period ended June 30, 2001, general and administrative expenses increased 113% to $6.8 million from $3.2 million for the same six months in the prior year. General and Administrative expenses represented 17% and 10% of total net revenues for the three months ended June 30, 2001 and 2000, respectively. General and administrative expenses represented 28% and 10% of total net revenues for the six months ended June 30, 2001, and 2000, respectively. The increase as percentage of net total revenue was primarily attributable to a decline in net revenue. The increase in absolute dollar amount for the three months ended June 30, 2001 was mainly due to an increase in amortization of goodwill and intangibles and higher executive compensation expenses. The increase in absolute dollar amount for the six months ended June 30, 2001 was primarily due to bad debt expenses, higher professional services fees, and increases in amortization of goodwill, and higher executive compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had cash and cash equivalents totaling $11.5 million, an increase of $5.1 million from December 31, 2000. Since inception, we have funded our operations primarily by private sales of equity securities, the use of equipment leases and the initial public offering of our common stock in April 1999, and not from cash generated by our business.

In February 2001, we completed a private placement of approximately 5.8 million shares of our common stock and received proceeds of $16.1 million, net of $0.6 million in offering costs. In connection with the private placement, we also issued to certain placement agents warrants to purchase 210 shares of our common stock.

In August 2001, we completed a private placement of approximately 9.1 million shares of our common stock and received proceeds of $16.0 million, net of $0.8 million in offering costs. In connection with the private placement, we also issued to certain placement agents warrants to purchase 456 shares of our common stock.

Net cash used in operating activities was $12.7 million and $11.0 million for the six months ended June 30, 2001 and 2000, respectively.

In June 2000, we entered into a $10 million bank line of credit agreement collateralized by certain of our assets. The credit line allowed for advances against eligible accounts receivable in an aggregate amount not to exceed the lesser of the committed revolving line or the borrowing base, less any outstanding letters of credit. Advances against the revolving line bore interest at the bank’s prime rate plus 1%. The line of credit expired in June 2001.

*We believe that our current cash and cash equivalents, together with equipment lease lines, will be sufficient to meet our operating requirements for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to any derivatives. Sagent adopted SFAS No. 133 in its quarter ended March 31, 2001. The adoption of the SFAS 133 has not had a material effect on the Sagent’s consolidated results of operations or financial position for the three or six months ended June 30, 2001.

In October 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement supercedes and replaces the guidance in Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125 or Statement 125). SFAS No. 140 provides accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. The provisions of SFAS No. 140 will become effective for transactions entered into after March 31, 2001. The adoption of SFAS No. 140 has not had a material effect on Sagent’s consolidated financial statements.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill maybe separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions for each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002.

Sagent is currently assessing the impacts of adoption of SFAS No. 141 and SFAS No. 142. Sagent amortized $1,075 and $1,152 of goodwill during the six months ended June 30, 2001 and 2000, respectively.

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

We have a history of losses, and we may not achieve profitability in the future.

     For the six months ended June 30, 2001, we incurred net losses of $16.2 million. We incurred net losses of $23.7 million, $12.1 million, and $15.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. As of June 30, 2001, we had an accumulated deficit of $83.1 million. We cannot assure you that we will achieve profitability, and if we do achieve profitability, that we will be able to sustain profitability.

We may need to raise additional capital in the future to fund our operations.

     Since our inception, we have funded our operations primarily through sales of equity securities, and not from cash generated by our business. During the last six months, we have completed two separate private offerings of our common stock. In February 2001, we sold 5.8 million shares of our common stock to a group of private investors, raising approximately $16.1 in net proceeds. In August 2001, we completed the sale of 9.1 million shares of our common stock to a group of private investors, netting approximately $16.0 million in proceeds.

     Although we believe that our current cash and cash equivalents and any net cash provided by operations will be sufficient to meet anticipated cash needs for the next twelve months, a revenue shortfall could require us to reduce operations or raise additional funds through equity or debt financings. We cannot assure you any equity or debt financing will be available to us on favorable terms, if at all, or that if available, such financing will not be dilutive to our stockholders. If we are unable to raise additional capital, we will take actions to conserve our cash balances, including significantly reducing our operating expenses, downsizing our staff and closing existing branch offices, all of which could have a material adverse effect on our business, financial condition and our ability to reduce losses or generate profits.

Variations in our quarterly operating results due to such factors as changes in demand for our products and changes in our mix of revenues may cause our stock price to decline.

     We expect our quarterly operating results to fluctuate. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenue in a quarter may harm our operating results for that quarter. In the past, our operating results have fallen below the expectations of market analysts and investors. If we fall short of market expectations in future quarters, the price of our common stock may fall. Factors that may cause our operating results to fluctuate on a quarterly basis include:

•	varying size, timing and contractual terms of orders for our products;

•	lengthy sales cycles associated with our products;

•	changes in the mix of revenue attributable to higher-margin product license revenue as opposed to lower-margin service revenue;

•	customers’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next;

•	announcements or introductions of new products by our competitors,

•	our ability to hire, train and retain sufficient engineering, consulting, training and sales staff; and

•	subcontracting to more expensive consulting organizations to help provide implementation, support and training services when our own capacity is constrained.

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

     In order to grow our business, we need to increase market awareness and sales of our products and services. To achieve this goal, we need to increase both our direct and indirect sales channels. If we fail to do so, this failure could harm our ability to increase revenues. We currently receive a significant portion of our revenues from direct sales, but we intend to increase sales through indirect sales channels in the future.

     We intend to derive revenues from indirect sales channels by selling our software through value-added resellers (VARs) and original equipment manufacturers (OEMs). These VARs and OEMs offer our software products to their customers together with consulting and implementation services or integrate our software solutions with other software. Our ability to increase our revenues is dependent on entering into relationships with these VARs and OEMs.

     We expect as part of our strategy to increase international sales principally through both direct and indirect sales. Our ability to develop and maintain direct and indirect channels will significantly affect our ability to penetrate international markets.

Pending litigation could harm our business.

     From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court on behalf of the individual investors who purchased our common stock between October 21, 1999 and April 18, 2000. The claims allege that we misrepresented our prospects for 1999 and the first quarter of 2000. The court recently consolidated the complaints and selected a lead plaintiff and counsel. A consolidated amended complaint was filed in April 2001.

     On November 17, 2000, a derivative lawsuit was filed by a purported Sagent shareholder in the Superior Court of California. On February 9, 2001, a second derivative lawsuit was filed. The complaints name certain of our present and former officers and directors as defendants. The principal allegation of the complaints is that the defendants breached their fiduciary duties to Sagent.

     The uncertainty associated with unresolved lawsuits could harm our business and financial condition. The continued defense of the lawsuits may result in the diversion of our management’s time and attention away from business operations. The lawsuits could also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration they would otherwise be willing to pay in connection with an acquisition. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, the size of any such payment could seriously harm our financial condition.

We have a relatively new management team and there is no guarantee that they will be successful in growing our business.

     Our management team has not been with us for a significant length of time. Ben C. Barnes, our Chief Executive Officer, joined us in August 2000, replacing founder Ken Gardner. David Eliff, our Chief Financial Officer, joined us in May 2000. Jack Peters, Senior Vice President, Sales— Americas, Robert Flynn, Senior Vice President, Marketing, Arthur Parker, President/General Manager— Europe, Middle East and Africa and Larry Scroggins, Senior Vice President, Business Development, joined us in September 2000, November 2000, January 2001 and February 2001, respectively. Most of these employees serve “at-will” and may elect to pursue other opportunities at any time. If our management team is unable to work effectively together to accomplish our business objectives, our ability to grow our business could be severely impaired.

If we do not keep pace with technological change, our products may be rendered obsolete and our business may fail.

     Our industry is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements and emerging industry standards. In order to achieve broad customer acceptance, our products must be compatible with major software and e-commerce applications and operating systems. We must continually modify and enhance our products to keep pace with changes in these applications and systems. If our products were to be incompatible with popular new systems or applications, our business would be significantly harmed. In addition, the development of entirely new technologies replacing existing software could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete.

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

We rely, in part, on equity incentives to attract and retain employees, and the performance of our stock price may impair our ability to attract and retain qualified personnel.

     The market price of our common stock has fluctuated substantially since our initial public offering in April 1999, and has experienced a significant decline since the first quarter of 2000. We have relied historically on our ability to attract and retain employees using equity incentives, and any perception by potential or existing employees that our equity incentives are less attractive could harm our ability to attract and retain qualified employees.

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

     We rely on marketing and technology relationships with a variety of companies that, in part, generate leads for the sale of our products. These marketing and technology relationships include relationships with:

•	system integrators and consulting firms;

•	vendors of e-commerce and Internet software;

•	vendors of software designed for customer relationship management or for management of organizations’ operational information;

•	vendors of key technology and platforms;

•	demographic data providers; and

•	an application service provider and an Internet hoster.

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

     A key element of our strategy is to offer users the ability to access, analyze and report information from a data server through a Web browser. Our growth may be limited if businesses do not accept Internet solutions or perceive them to be cost-effective. Continued viability of the Internet depends on several factors, including:

•	Third parties’ abilities to develop new enabling technologies in a timely manner;

•	The Internet’s ability to handle increased activity;

•	The Internet’s ability to operate as a fast, reliable and secure network; and

•	Potential changes in government regulation.

     Moreover, critical issues concerning the commercial use of the Internet, including data corruption, cost, ease of use, accessibility and quality of service, remain unresolved and may negatively affect commerce and communication on the Internet. These issues will need to be addressed in order for the market for our products and services to grow.

We have expanded our international operations but may encounter a number of problems in managing overseas operations, which could limit our future growth.

     We may not be able to successfully market, sell, deliver and support our products and services internationally. Our failure to manage our international operations effectively could limit the future growth of our business. International sales represented approximately 13% of our total revenue for the year ended December 31, 2000 and 23% for the first six months ended June 30, 2001. We conduct our international sales through local subsidiaries in the United Kingdom, Germany, France, Japan, Brazil, Asia/Pacific, Benelux, and Australia and through distributor relationships in South Africa and Iberica. The expansion of our existing international operations and entry into additional international markets will require management attention and significant financial resources.

We have been, and may be subject to future, intellectual property infringement claims.

     We may be subject, from time to time, to claims that we are infringing the intellectual property rights of others. Any litigation regarding intellectual property rights may be costly to defend or settle, and may divert the attention of our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. In December 2000, we settled an infringement claim brought by Timeline, Inc. Under the terms of the settlement, we paid Timeline $600,000 and issued 600,000 shares of our common stock to Timeline. We may be subject to similar or more costly claims in the future or may become subject to an injunction against use of our products. A successful claim of patent or other intellectual property infringement against us would have an immediate material adverse effect on our business and financial condition.

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

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in “Risk Factors That May Affect Results.”

INTEREST RATE RISK

At June 30, 2001 we had cash and cash equivalents totaling $11.5 million. If market interest rates decline, then our interest income would decline accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

Substantially all of our revenue recognized to date has been denominated in U.S. dollars and a significant portion of such revenue has been realized outside of the United States. To the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future.

EQUITY PRICE RISK

We do not own any significant public company equity investments. Therefore, we believe we are not currently exposed to any direct equity price risk.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court on behalf of the individual investors who purchased our common stock between October 21, 1999 and April 18, 2000. The claims allege that we misrepresented our prospects for 1999 and the first quarter of 2000. The court recently consolidated the complaints and selected a lead plaintiff and counsel. A consolidated amended complaint was filed in April 2001.

On November 17, 2000, a derivative lawsuit was filed by a purported Sagent shareholder in the Superior Court of California for the County of San Mateo. On February 9, 2001, a second derivative lawsuit was filed in the Superior Court of California for the County of Santa Clara. The complaints name certain of our present and former officers and directors as defendants. The complaint in Santa Clara County also named an investment bank retained by us and an employee of that firm as defendants. We have also been named as a nominal defendant. The principal allegation of the complaints is that the defendants breached their fiduciary duties to us. In July 2001, the two cases were coordinated for pretrial purposes in the Superior Court of California for the County of Santa Clara.

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of business. We establish reserves for such claims when a loss is probable and the amount of such loss is reasonably estimable. As of June 30, 2001, no such claims were probable and reasonably estimable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Recent Sales of Unregistered Securities.

In January 2001, we issued an aggregate of 950 shares of our unregistered common stock to eGlobal Technology Services Holdings Limited, valued at $3.5 million, in consideration for an additional 33% interest in an entity jointly owned by us and eGlobal called Sagent (Asia Pacific) Pte. Ltd. We relied upon Section 4(2) of the Securities Act in connection with the sale of the shares. The investor represented that it had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the investment.

In February 2001, we sold an aggregate of 5,750 shares of our unregistered common stock at a price per share of $2.90 to certain investors for an aggregate cash consideration of approximately $16.1 million, net of $0.6 million in offering costs. In connection with such sale, we also issued to certain placement agents in consideration of services rendered warrants to purchase 210 shares of our unregistered common stock at an exercise price of $2.90 per share. We relied upon Regulation D, Rule 506, of the Securities Act in connection with the sale of the shares and the issuance of the warrants. The sale of shares of common stock and the issuance of the warrants were made in compliance with all the terms of Rule 501 and 502 of Regulation D.

In August 2001, we sold an aggregate of 9,115 shares of our unregistered common stock at a price per share of $1.84 to certain investors for an aggregate cash consideration of approximately $16.0 million, net of $0.8 million in offering costs. In connection with such sale, we also issued to certain placement agents in consideration of services rendered warrants to purchase 456 shares of our unregistered common stock at an exercise price of $1.84 per share. We relied upon Regulation D, Rule 506, of the Securities Act in connection with the sale of the shares and the issuance of the warrants. The sale of shares of common stock and the issuance of the warrants were made in compliance with all the terms of Rule 501 and 502 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Sagent’s Annual Meeting of Stockholders was held on June 12, 2001. At that time, there were present in person or by proxy 25,432,295 shares representing 69% of the 36,512,762 shares entitled to vote. Stockholders elected two directors nominated in the May 2, 2001 Notice of Annual Meeting and Proxy Statement, incorporated herein by reference, to hold office for a term of three years. Additionally, the stockholders ratified the appointment of KPMG LLP as Sagent’s independent auditors for the year ending December 31, 2001, and approved a 250,000 increase in number of shares available for issuance under the 1999 Employee Stock Purchase Plan.

Result of stockholder voting were as follows:

1.	Election of Directors

Nominee	Votes for	Votes withheld

Keith Maib	24,959,744	472,551

Andre Boisvert	25,028,840	403,455

2.	Proposal to ratify the appointment of KPMG LLP as independent auditors for the year ending December 31, 2001.

For	Against	Abstain

25,364,988	46,490	20,817

3.	Increase in the number of shares authorized for issuance under 1999 Employee Stock Purchase Plan by 250,000.

For	Against	Abstain

25,009,133	385,491	37,671

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     THE EXHIBITS LISTED IN THE ACCOMPANYING INDEX TO EXHIBITS ARE INCORPORATED BY REFERENCE AS PART OF THIS FORM 10-Q.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.

     Sagent filed a Form 8-K on August 7, 2001, relating to the closing of the sale of 9.1 million shares of its common stock for an average price of $1.84 in a private placement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGENT TECHNOLOGY, INC.

Dated: August 14, 2001	/s/	David Eliff

David Eliff Executive Vice President, Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

NUMBER	TITLE

3.1(1)	Certificate of Incorporation of Registrant.

3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.3(1)	Bylaws of Registrant.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(1)	Sixth Amended and Restated Registration Rights Agreement, dated as of February 24, 1998, between the Registrant and the parties named therein.

4.3(1)	Common Stock Registration Rights Agreement, dated as of September 14, 1998, between the Registrant and Robert Hawk.

4.4(1)	Common Stock Rights Agreement dated February 15, 2001 between the Registrant and the parties named therein.

4.5(1)	Registration Rights Agreement dated January 19, 2001 between the Registrant and eGlobal Technology Holding Limited.

4.6(4)	Common Stock Rights Agreement dated July 23, 2001 between the Registrant and the parties named therein.

10.1(1)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2(1)	Amended and Restated 1995 Stock Plan and related agreements.

10.3(1)	1998 Stock Plan and related agreements.

10.4(1)	1999 Employee Stock Purchase Plan and related agreements.

10.5(1)	1999 Director Option Plan and related agreements.

10.6(1)	Master Equipment Lease Agreement, dated August 7, 1995, between the Registrant and Lighthouse Capital Partners, L.P.

10.7(1)	Master Lease Agreement, dated as of September 26, 1998, between the Registrant and Dell Financial Services L.P.

10.8(1)	Loan and Security Agreement, dated as of July 16, 1997, between the Registrant and Venture Banking Group, a division of Cupertino National Bank, and amendments thereto.

10.9(1)	Standard Office Lease, dated June 1, 1998, by and between the Registrant and Asset Growth Partners, Ltd., and the First Amendment thereto.

10.10(1)+	Development and Licensing Agreement, dated January 22, 1997, between the Registrant and Abacus Concepts, Inc.

10.11(1)+	Microsoft License and Distribution Agreement, dated August 23, 1996, between the Registrant and Microsoft Corporation.

10.12(1)+	Sagent KK Non-Exclusive Japanese Distribution Agreement, dated as of December 17, 1997, between Sagent KK Japan and Kawasaki Steel Systems R&D Corporation.

10.13(1)	Form of Sagent Technology, Inc. End User Software License Agreement.

10.14(1)+	OEM Software License Agreement, effective March 31, 1998, between the Registrant and Siebel Systems, Inc.

10.15(1)	Form of Sagent Technology, Inc. Software Maintenance and Technical Support Agreement.

10.16(1)	Form of Sagent Technology, Inc. Agreement for Consulting Services.

10.17(1)	Form of Sagent Technology, Inc. Agreement for Subcontractor Consulting Services.

10.18(1)	Form of Evaluation Agreement.

10.19(1)	Note, dated February 1, 1998, of W. Virginia Walker.

10.20(1)	Note, dated February 1, 1998, of W. Virginia Walker.

10.21(1)+	Solution Provider Agreement, effective June 27, 1997, between the Registrant and Unisys Corporation.

10.22(1)	Executive Change of Control Policy.

10.23(1)+	Software License and Services Agreement, dated March 31, 1998, between the Registrant and Siebel Systems, Inc.

10.24(1)	Common Stock Purchase Agreement, dated February 28, 1999, between the Registrant and Klaus S. Luft.

10.25(1)	Notes, dated February 5, 1999, between the Registrant and Tom Lounibos.

10.26(1)	Note, dated March 15, 1999, of Kenneth C. Holcomb.

NUMBER	TITLE

10.27(1)	Nonexclusive International Software Value Added Reseller (“VAR”) Agreement, dated December 8, 1997, between the Registrant and Opalis S.A.

10.28(2)	Employment Agreement dated August 4, 2000 between the Registrant and Ben C. Barnes.

10.29(2)	Offer letter dated May 9, 2000 between the Registrant and David Eliff.

10.30(2)	Note dated October 4, 2000 between the Registrant and Paul Wray.

10.31(2)	Common Stock Purchase Agreement dated February 15, 2001 between the Registrant and the parties named therein.

10.32(3)	Service Agreement, dated January 1, 2001, between the Registrant and Arthur Parker.

10.33(4)	Stock Purchase Agreement dated July 23, 2001 between the Registrant and the parties named therein.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (No. 333-71369), declared effective by the Securities and Exchange Commission (SEC) on April 14, 1999.

(2)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(3)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

(4)	Incorporation by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2001.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.