Form 10-Q/A
period 2001-03-31
SAGENT TECHNOLOGY INC
filed 2001-12-10
CIK 1058425

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q/A

                                ----------------

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
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)

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

                                INTRODUCTORY NOTE

        The purpose of this Form 10-Q/A is to restate the condensed consolidated financial statements of Sagent Technology, Inc. ("Sagent" or the "Company") for the quarterly period ended March 31, 2001. In a press release issued on November 28, 2001, Sagent announced that it was revising its results of operations for the first nine months of 2001 as a result of an internal investigation into the validity of sales orders to various government agencies. The investigation confirmed that sales orders booked by one of its employees in its Fairfax, Va. office to government agencies from the first through third quarters of 2001, totaling approximately $5 million, were invalid. As a result, Sagent is reducing its reported revenue from $11.0 million to $10.3 million and increasing its reported net loss from $9.9 million to $10.5 million for the quarter ended March 31, 2001. The financial statements included in this Form 10-Q/A have been restated to remove the effect of the invalid sales orders. See Note 1 to the financial statements.

        For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company's Form 10-Q for the quarterly period ended March 31, 2001, which has been affected by the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q on May 15, 2001, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement.

             SAGENT TECHNOLOGY, INC. QUARTERLY REPORT ON FORM 10-Q/A
                       FOR THE PERIOD ENDED MARCH 31, 2001
                                      INDEX

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.     CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.     Unaudited Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets
            March 31, 2001 (Restated see Note 1) and December 31, 2000                               4

            Condensed Consolidated Statements of Operations
            Three months ended March 31, 2001 (Restated see Note 1)                                  5

            Condensed Consolidated Statements of Cash Flows
            Three months ended March 31, 2001 (Restated see Note 1)                                  6

            Notes to Unaudited Consolidated Condensed Financial Statements                           7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                              11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                              21

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                       21

Item 2.     Changes in Securities and Use of Proceeds                                               22

SIGNATURES                                                                                          23

INDEX TO EXHIBITS                                                                                   24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SAGENT TECHNOLOGY, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                          MARCH 31,      DECEMBER 31,
                                                                          ----------     ------------
                                                                            2001             2000
                                                                          ----------     ------------
                                                                          (RESTATED)
                                          Assets
Current assets:
  Cash and cash equivalents ........................................      $  17,158       $   6,372
  Accounts receivable, net of allowance for doubtful
     accounts of $3,298 in 2001 and $4,968 in 2000 .................         13,348          14,667
  Other current assets .............................................          5,362           6,261
                                                                          ---------       ---------
     Total current assets ..........................................         35,868          27,300
Property and equipment, net ........................................          4,730           5,718
Goodwill, net ......................................................          7,972           7,323
Notes receivable from officers .....................................          3,147           3,151
Other assets .......................................................          2,190           2,595
                                                                          ---------       ---------
     Total assets ..................................................      $  53,907       $  46,087
                                                                          =========       =========

                               Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable .................................................      $   2,852       $   3,296
  Accrued liabilities ..............................................          5,590           5,842
  Deferred revenue .................................................          8,123           8,352
  Current portion of capital lease obligations .....................          1,083           1,037
                                                                          ---------       ---------
     Total current liabilities .....................................         17,648          18,527
Deferred rent ......................................................            190             245
Long-term portion of capital lease obligations .....................            387             650
                                                                          ---------       ---------
     Total liabilities .............................................         18,225          19,422
                                                                          ---------       ---------
Stockholders' equity:
  Convertible preferred stock, par value $.001 per share;
   Authorized: 15,556 shares in March 31, 2001 and
   December 31, 2001; Issued and outstanding: none in 2001
   and 2000 ........................................................             --              --
   Common stock, par value $.001 per share; authorized: 70,000 shares in March 31, 2001 and December 31, 2000; Issued and outstanding 36,527 and 29,829 at March 31, 2001 and
    December 31,2000, respectively .................................             37              30
  Additional paid-in capital .......................................        116,936          97,354
  Deferred stock compensation ......................................         (1,458)         (1,566)
  Notes receivable from stockholders ...............................         (2,468)         (2,423)
  Accumulated other comprehensive income ...........................            100             211
  Accumulated deficit ..............................................        (77,465)        (66,941)
                                                                          ---------       ---------
     Total stockholders' equity ....................................         35,682          26,665
                                                                          ---------       ---------
     Total liabilities and stockholders' equity ....................      $  53,907       $  46,087
                                                                          =========       =========


See accompanying notes to unaudited condensed consolidated financial statements.

                             SAGENT TECHNOLOGY, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                        2001             2000
                                                     ----------        --------
                                                     (RESTATED)
Revenue:
  License ....................................        $  4,747         $  9,060
  Service ....................................           5,544            5,477
                                                      --------         --------
     Total net revenue .......................          10,291           14,537
                                                      --------         --------
Net cost of revenue:
  License ....................................             830              547
  Service ....................................           3,134            2,159
                                                      --------         --------
     Total cost of revenue ...................           3,964            2,706
                                                      --------         --------
Gross profit .................................           6,327           11,831
                                                      --------         --------
Operating expenses:
  Sales and marketing ........................           8,533            8,793
  Research and development ...................           3,853            4,038
  General and administrative .................           4,566            1,483
                                                      --------         --------
     Total operating expenses ................          16,952           14,314
                                                      --------         --------
Loss from operations .........................         (10,625)          (2,483)
Other income, net ............................             126              474
                                                      --------         --------
Net loss before income taxes .................         (10,499)          (2,009)
Provision for income taxes ...................              25               10
                                                      --------         --------
Net loss .....................................        $(10,524)        $ (2,019)
                                                      ========         ========
Basic and diluted net loss per share .........        $  (0.32)        $  (0.07)
                                                      ========         ========
 Shares used in computing
  basic and diluted net loss per share .......          33,281           28,040


See accompanying notes to unaudited condensed consolidated financial statements.

                             SAGENT TECHNOLOGY, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      ------------------------
                                                                         2001           2000
                                                                      ----------      --------
                                                                      (RESTATED)
Cash flows from operations:
 Net loss .......................................................      $(10,524)      $ (2,019)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization ................................         1,349          1,432
  Allowance for doubtful accounts ...............................           892            (11)
  Stock-based employee compensation .............................           109             --
  Accrued interest on notes receivable from officers ............           (78)            --
   Change in operating assets and liabilities:
        Accounts receivable .....................................         1,570         (1,982)
        Other assets ............................................         1,067         (1,948)
        Accounts payable ........................................          (408)           286
        Accrued liabilities .....................................          (631)        (3,232)
        Deferred revenue ........................................          (571)         1,307
        Deferred rent ...........................................           (55)            --
        Accrued merger costs ....................................            --           (523)
                                                                       --------       --------
 Net cash used in operating activities ..........................        (7,280)        (6,690)
                                                                       --------       --------
Cash flows from investing activities:
 Sale of marketable securities ..................................            --          2,149
 Acquisition of Sagent do Brazil and other investments ..........            --         (1,217)
 Investment in Sagent Asia/Pacific Pte. Ltd. ....................            --           (500)
 Cash acquired in purchase of Sagent Asia/Pacific Pte. Ltd. .....         2,298             --
 Purchase of property and equipment .............................           (17)            --
                                                                       --------       --------
 Net cash provided by investing activities ......................         2,281            432
                                                                       --------       --------
Cash flows from financing activities:
 Payments of principal under capital lease obligations ..........          (217)          (168)
 Proceeds from issuance of common stock .........................        16,113             --
 Proceeds from exercise of stock options ........................            --            807
                                                                       --------       --------
 Net cash provided by financing activities ......................        15,896            639
                                                                       --------       --------
Effect of exchange rate changes .................................          (111)            58
                                                                       --------       --------
Net increase (decrease) in cash and cash equivalents ............        10,786         (5,561)
Cash and cash equivalents, beginning of the period ..............         6,372         15,910
                                                                       --------       --------
Cash and cash equivalents, end of the period ....................      $ 17,158       $ 10,349
                                                                       ========       ========
Supplemental disclosure of cash flow information:
   Cash payments for interest ...................................      $     32       $     31
   Cash payments for taxes ......................................      $      2       $     10


See accompanying notes to unaudited condensed consolidated financial statements.

                             SAGENT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (In thousands, except where noted)


NOTE 1. RESTATEMENT OF FINANCIAL STATEMENTS

In November 2001, the Company discovered that certain sales orders were invalid. The Company undertook an investigation, which determined that the invalid sales orders were limited to software licenses to certain government agencies submitted by one employee in the Fairfax, Va. office. As a result, the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q filed on May 15, 2001 have been restated to remove the effect of the invalid sales orders. The restatement has resulted in an increase in net loss and net loss per share for the three months ended March 31, 2001 of $645 and $0.02, respectively. Specifically, the restatement has resulted in a reductions of:
$850 in accounts receivable, $130 in deferred revenue, $75 in accrued liabilities, $720 in net revenue, $13 in cost of revenue and $62 in sales and marketing expense as of and for the three months ended March 31, 2001.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of consolidation. The unaudited condensed consolidated financial statements include the accounts of Sagent Technology, Inc. and its majority owned subsidiary eGlobal, and its wholly-owned subsidiaries, Qualitative Marketing Software, Inc. (QMS), Sagent U.K., Ltd., Sagent Technology GmbH, Sagent France, S.A., Sagent Technology Japan KK, Sagent Technology Canada Inc., and Sagent do Brazil. All significant intercompany accounts and transactions have been eliminated.

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

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and the arrangement does not require services that are essential to the functionality of the software. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is recognized when the arrangement fee becomes due and payable. If at the outset of the customer arrangement, the Company determines that collectibility is not probable; revenue is recognized as the arrangement fee is collected.

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

Recent accounting pronouncements. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to any derivatives. Sagent adopted SFAS No. 133 in its quarter ended March 31, 2001. SFAS No. 133 has not had a material effect on the Company's results of operations or financial position.

NOTE 3. GOODWILL

Goodwill is comprised of the following:

                                           USEFUL       MARCH 31,    DECEMBER 31,
                                            LIFE          2001          2000
                                           ------       ---------    ------------
Goodwill:
   Sagent UK .........................        5          $2,283        $2,496
   Sagent France S.A. ................        5             809           863
   Sagent GmbH .......................        5           2,270         2,378
   Sagent do Brazil ..................        5             910           971
   Smarter Software, Inc. ............       10             553           615
   Sagent Asia/Pacific Pte. Ltd. .....        5           1,147            --
                                                         ------        ------
                                                         $7,972        $7,323
                                                         ======        ======

NOTE 4. OTHER ASSETS

Other assets is comprised of the following:

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
Other assets:
   Investment in Sagent Asia/Pacific Pte. Ltd. ....     $   --        $  830
   Investment in NetAcumen ........................        759           759
   Deposits .......................................        996           942
   Other ..........................................        435            64
                                                        ------        ------
                                                        $2,190        $2,595
                                                        ======        ======

The investment in NetAcumen is accounted for under the cost method. Investment in Sagent Asia/Pacific Pte. Ltd., a joint venture between Sagent and eGlobal, as of December 31, 2000 is accounted for under the equity method. Sagent's ownership interest in NetAcumen, Inc. was 9.79% as of March 31, 2001 and December 31, 2000. Sagent's ownership interest in Sagent Asia/Pacific Pte. Ltd. as of December 31, 2000 was 19.99%. In January 2001, Sagent acquired an additional 33.01% of Sagent Asia/Pacific Pte. Ltd. (see Note 6). Revenues from sales to NetAcumen during the three months ended March 31, 2001 and March 31, 2000 were $0 and $750, respectively. There were no sales to Sagent Asia/Pacific Pte. Ltd. during the three months ended March 31, 2000.

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. ACQUISITION OF ADDITIONAL INTEREST IN SAGENT ASIA/PACIFIC PTE. LTD.

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

NOTE 7. LITIGATION

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

NOTE 8. LOANS TO OFFICERS

On March 31, 2001 and December 30, 2000, loans to officers represent five-year promissory notes to key executives needed to recruit and relocate these individuals to Silicon Valley. All of these promissory notes are full recourse and are secured by the personal residence of the officers. Sagent has forgiven a total balance due of $37 from one of the officers in the quarter ended March 31, 2001.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information contained or incorporated by reference in this quarterly report on Form 10-Q/A is forward-looking in nature. Examples of forward-looking statements include, without limitation, statements regarding our expectations, beliefs, estimates, intentions or strategies regarding the future, our license and service revenues, our research and development plans, our sales and administrative costs, our in-process research and development expenses, pending litigation, and the sufficiency of our cash position. All forward-looking statements included in this report on 10-Q/A are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth below under the heading "Risk Factors That May Affect Future Results" and elsewhere in this quarterly report on Form 10-Q/A.

In November 2001, the Company discovered that certain sales orders were invalid. The Company undertook an investigation which determined that the invalid sales orders were limited to software licenses to certain government agencies submitted by one employee in the Fairfax, Va. office. As a result, the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q filed on May 15, 2001 have been restated to remove the effect of the invalid sales orders. The restatement has resulted in an increase in net loss and net loss per share for the three months ended March 31, 2001 of $645 and $0.02, respectively. Specifically, the restatement has resulted in a reductions of:
$850 in accounts receivable, $130 in deferred revenue, $75 in accrued liabilities, $720 in net revenue, $13 in cost of revenue and $62 in sales and marketing expense as of and for the three months ended March 31, 2001


OVERVIEW

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


RESULTS OF OPERATIONS (as restated)

The following table sets forth for the periods presented, certain data, from our unaudited condensed consolidated statements of operations, including data as a percentage of total revenue. The information contained in the table below should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this quarterly report on Form 10-Q/A.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                         ------------------------------------------------
                                                  2001                       2000
                                         --------------------        --------------------
Revenue:
  License .........................      $  4,747          46%       $  9,060          62%
  Service .........................         5,544          54%          5,477          38%
                                         --------       -----        --------       -----
     Total revenue ................        10,291         100%         14,537         100%
Net cost of revenue:
  License .........................           830           8%            547           4%
  Service .........................         3,134          31%          2,159          15%
                                         --------       -----        --------       -----
     Total cost of revenue ........         3,964          39%          2,706          19%
Gross profit ......................         6,327          61%         11,831          81%
Operating expenses:
  Sales and marketing .............         8,533          83%          8,793          60%
  Research and development ........         3,853          37%          4,038          28%
  General and administrative ......         4,566          44%          1,483          10%
                                         --------       -----        --------       -----
     Total operating expenses .....        16,952         164%         14,314          98%
                                         --------       -----        --------       -----
Loss from operations ..............       (10,625)       (103%)        (2,483)        (17%)
Other income, net .................           126          01%            474           3%
                                         --------       -----        --------       -----
Net loss before income taxes ......       (10,499)       (102%)        (2,009)        (14%)
Provision for income taxes ........            25           0%             10           0%
                                         --------       -----        --------       -----
Net loss ..........................       (10,524)       (102%)        (2,019)        (14%)
                                         ========       =====        ========       =====

Revenue

Our total revenue declined 29% to $10.3 million for the three months ended March 31, 2001 from $14.5 million for the three months ended March 31, 2000. We believe that this decline is attributable to a slower market demand for our products in a generally weakened economic and information technology purchasing environment and the failure of our sales and field marketing organizations to effectively market and sell our products due to a number of factors, including attrition and turnover in our sales and marketing organization and delays encountered in integrating certain of Quality Marketing Software's operations and products into our sales, product marketing and general operations. In addition to this decline in license revenue in absolute dollars, our license revenue is also declining as a percentage of our total revenue. Although we do not expect this latter trend to continue, we are unable to predict whether market demand for our products will rebound in future quarters or whether our license revenues will continue to decline in absolute dollars.

License revenue decreased 48% to $4.7 million for the three months ended March 31, 2001 from $9.1 million for the corresponding period in 2000. The decrease in license revenues from the corresponding three months period in the prior year was primarily attributed to a slow down in the economy and turnover in the sales force.

Service revenue remained consistent at $5.5 million for the three months ended March 31, 2001 and 2000. Increases due to maintenance and Internet service fees of $0.7 million were offset by the decline in consulting and training services in approximately the same amount. The increase in service revenues as a percentage of total revenue was due in large part to the overall decline in license revenue for the three months ended March 31, 2001.

Cost of Revenue

Cost of revenue from license sales consists primarily of royalties, product packaging, shipping, media, and documentation. Our cost of revenue for license sales was $0.8 million and $0.5 million for the three months ended March 31, 2001 and 2000, respectively, representing 17% and 6% of license revenue in the three months ended March 31, 2001 and March 31, 2000, respectively. Our cost of license revenue increased over the same period of the prior year as a result of write offs of the residual royalty prepayments to several vendors as we do not expect to be able to utilize these prepayments.

Cost of service consists primarily of personnel costs associated with providing software maintenance, technical support, training and consulting services. Our cost of service revenue was $3.1 million and $2.2 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of 45%. The increase as a percentage of net revenue service and absolute dollars was due to additional supporting personnel and in outsourcing of online services.

Gross Margin

Gross margins declined to 61% for the three months ended March 31, 2001 from 81% for the same period in the prior year. The decline was due to the higher cost of revenue from license sales and the increase in service revenue as a percentage of total revenue, because service revenue normally has a higher cost than license revenue.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation, travel, marketing programs, and branch facilities. In absolute dollars, sales and marketing expenses have remained fairly consistent declining by $0.3 million to $8.5 million for the three months ended March 31, 2001 from $8.8 million in the comparable period in 2000. As a percentage of total net revenues, sales and marketing expenses represent 83% and 60% for the three months ended March 31, 2001 and 2000, respectively. The percentage increase from 2000 to 2001 was attributable to a decline in net revenue for the 2001 period. Subsequent to our sales force restructuring in late 2000, we have continued to focus on maintaining our direct and reseller channel personnel as part of our efforts to grow revenue both domestically and internationally.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance, testing and facilities. In absolute dollars, research and development expenses have remained fairly consistent decreasing $0.1 million to $3.9 million for the three months ended March 31, 2001 from $4.0 million in the comparable period of 2000. As a percentage of total net revenue, research and development expenses represent 37% and 28% for the three months ended March 31, 2001 and 2000, respectively. The increase as a percentage of total net revenue is a result of our commitment to the development of new and enhancement for the existing products in light of decreased revenue for the same period.

General and Administrative

General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management as well as legal, accounting and bad debt expenses. In absolute dollars, general and administrative expenses have increased by $3.1 million to $4.6 million for the three months ended March 31, 2001 from $1.5 million in the corresponding period in 2000. As a percentage of total net revenue, general and administrative expenses represent 44% and 10% for the three months ended March 31, 2001 and 2000, respectively. The increase in absolute dollars was primarily due to increased bad debt expense, large third party professional fees, certain executive compensation charges and an increase in depreciation and amortization expenses. In particular, bad debt expense increased by $0.9 million during the three months ended March 31, 2001 from the same period in 2000. Furthermore, there were $0.5 million in expenses generated by Sagent Asia/Pacific Pte. Ltd. which was acquired during the three months ended March 31, 2000. Professional fees, primarily consulting, audit and legal, increased $0.6 million during the three months ended March 31, 2001 from the same period in 2000. Executive compensation expense increased $0.2 million during the three months ended March 31, 2001 from the same period in 2000 primarily as a result of amortization of deferred compensation. No comparative amounts were recorded during the three months ended March 31, 2000. Depreciation and amortization expense increased $0.6 million during the three months ended March 31, 2001 from the same period in 2000 due to acquisitions of capital equipment and goodwill since March 31, 2000.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about risks, together with the other information contained in this quarterly report on Form 10-Q, in your decision to buy or continue to hold our common stock. Additional risks and uncertainties not known to us or that we now believe to be unimportant could also impair our business. If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly. As a result, the market price of our common stock could decline, and you may lose all of your investment.

WE HAVE A HISTORY OF LOSSES, AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

For the three months ended March 31, 2001, we incurred net losses of $10.5 million. We incurred net losses of $23.7 million, $12.1 million, and $15.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. As of March 31, 2001, we had an accumulated deficit of $77.5 million. We cannot assure you that we will achieve profitability, and if we do achieve profitability, that we will be able to sustain profitability.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE TO FUND OUR OPERATIONS.

Since our inception, we have funded our operations primarily through sales of equity securities, and not from cash generated by our business. During the last nine months, we have completed two separate private offerings of our common stock. In February 2001, we sold 5.8 million shares of our common stock to a group of private investors, raising approximately $16.0 million in net proceeds.

Although we believe that our current cash and cash equivalents and any net cash provided by operations will be sufficient to meet anticipated cash needs for the next twelve months, a net revenue shortfall could require us to reduce operations or raise additional funds through equity or debt financings. We cannot assure you any equity or debt financing will be available to us on favorable terms, if at all, or that if available, such financing will not be dilutive to our stockholders. If we are unable to raise additional capital, we will take actions to conserve our cash balances, including significantly reducing our operating expenses, downsizing our staff and closing existing branch offices, all of which could have a material adverse effect on our business, financial condition and our ability to reduce losses or generate profits.

VARIATIONS IN OUR QUARTERLY OPERATING RESULTS DUE TO SUCH FACTORS AS CHANGES IN DEMAND FOR OUR PRODUCTS AND CHANGES IN OUR MIX OF REVENUES MAY CAUSE OUR STOCK PRICE TO DECLINE.

We expect our quarterly operating results to fluctuate. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. A shortfall of revenue from our expectations could result in the impairment of our assets or cause us to incur restructuring charges. As a result, a reduction in revenue in a quarter may harm our operating results for that quarter. In the past, our operating results have fallen below the expectations of market analysts and investors. If we fall short of market expectations in future quarters, the price of our common stock may fall. Factors that may cause our operating results to fluctuate on a quarterly basis include:

   -  varying size, timing and contractual terms of orders for our products;

   -  lengthy sales cycles associated with our products;

   - changes in the mix of revenue attributable to higher-margin product license revenue as opposed to lower-margin service revenue;

   - customers' decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next;

   -  announcements or introductions of new products by our competitors,

   - our ability to hire, train and retain sufficient engineering, consulting, training and sales staff; and

   - subcontracting to more expensive consulting organizations to help provide implementation, support and training services when our own capacity is constrained.

A SLOWING ECONOMY AND REDUCTIONS IN INFORMATION TECHNOLOGY SPENDING MAY NEGATIVELY AFFECT OUR REVENUES.

Our revenues may be negatively affected by the increasingly uncertain economic conditions both in the market generally and in our industry. The terrorist acts of September 11, 2001 and subsequent terrorist activities have further contributed to an uncertain economic environment and we cannot predict the impact of these events, or of any related military action, on our customers or business. Due to the general economic uncertainty, some companies may further reduce their budgets for spending on information technology and communications equipment. If the economy continues to slow, some companies may reduce their budgets for spending on information technology and business software. As a consequence, our sales cycle may become longer with some customers, and other prospective customers may postpone, reduce, or even forego the purchase of our products and services, which could negatively affect our revenues.

ENTERPRISE BUSINESS INTELLIGENCE SOFTWARE MARKETS MAY NOT GROW.

Since all of our revenues are attributable to the sale of enterprise business intelligence software and related maintenance, consulting and training services, if the market for enterprise intelligence software does not grow, our business will not grow. We expect enterprise business intelligence software and services to account for substantially all of our revenue for the foreseeable future. Although demand for enterprise business intelligence software has grown in recent years, the market may not continue to grow or, even if the market does grow, businesses may not adopt our products.

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

We intend to derive more revenues from indirect sales channels by selling our software through value-added resellers (VARs) and original equipment manufacturers (OEMs). These VARs and OEMs offer our software products to their customers together with consulting and implementation services or integrate our software solutions with other software. Our ability to increase our revenues is dependent on entering into relationships with these VARs and OEMs.

We expect as part of our strategy to increase international sales principally through both direct and indirect sales. Our ability to develop and maintain direct and indirect channels will significantly affect our ability to penetrate international markets.

PENDING LITIGATION COULD HARM OUR BUSINESS.

From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court on behalf of the individual investors who purchased our common stock between October 21, 1999 and April 18, 2000. The claims allege that we misrepresented our prospects for 1999 and the first quarter of 2000. Thereafter, the court consolidated the complaints and selected a lead plaintiff and counsel. A consolidated amended complaint was filed in April 2001.

The defendants filed a motion to dismiss the consolidated amended complaint. On September 28, 2001, the court granted the defendants' motion, and gave the plaintiffs leave to amend the complaint.

On November 17, 2000, a derivative lawsuit was filed by a purported Sagent shareholder in the Superior Court of California for the County of San Mateo (the "Fanucci complaint"). On February 9, 2001, a second derivative lawsuit was filed in the Superior Court of California for the County of Santa Clara (the "Hu complaint"). The complaints name certain of our present and former officers and directors as defendants. The Hu complaint also names an investment bank retained by us and an employee of that firm as defendants. We have also been named as a nominal defendant. The principal allegation of the complaints is that the defendants breached their fiduciary duties to us. In July 2001, the two cases were coordinated for pretrial purposes in the Superior Court of California for the County of Santa Clara.

Sagent filed a motion to dismiss the Fanucci complaint, on the ground that, among other things, the plaintiff had failed to make a pre-suit demand on the board of directors as required by Delaware law. The officer and director defendants joined in that motion, and also moved to dismiss on the grounds that the complaint fails to allege the asserted causes of action against the individual defendants. Similar motions were filed concerning the Hu complaint.

WE HAVE A RELATIVELY NEW MANAGEMENT TEAM AND THERE IS NO GUARANTEE THAT THEY WILL BE SUCCESSFUL IN GROWING OUR BUSINESS.

Our management team has not been with us for a significant length of time. Ben
C. Barnes, our Chief Executive Officer, joined us in August 2000, replacing founder Ken Gardner. Steven Springsteel, our Chief Financial Officer, joined us in November 2001. Jack Peters, Senior Vice President, Sales -- Americas, Marketing, Arthur Parker, President/General Manager -- Europe, Middle East and Africa and Larry Scroggins, Senior Vice President, Business Development, and Richard Ghiossi, Chief Marketing Officer joined us in September 2000, November 2000, January 2001, February 2001, and November 2001 respectively. Most of these employees serve "at-will" and may elect to pursue other opportunities at any time. If our management team is unable to work effectively together to accomplish our business objectives, our ability to grow our business could be severely impaired.

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

IF WE LOSE KEY LICENSES WE MAY BE REQUIRED TO DEVELOP OR LICENSE ALTERNATIVES WHICH MAY CAUSE DELAYS OR REDUCTIONS IN SALES.

We rely on software that we have licensed from Opalis S.A. to perform key functions of our Sagent Automation product that automates common tasks in managing data. We also rely on software we have licensed from Microsoft Corporation to allow users to be able to customize the user interface provided by our Sagent Design Studio product. These licenses may not continue to be available to us on commercially reasonable terms. The loss of either of these licenses could result in delays or reductions of shipments of our product suite until equivalent software could be developed, identified, licensed and integrated. If customers require the automation and/or the user interface customization features when licenses for either of those are not available, they may delay or decline to purchase our product suite.

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

We may not be able to successfully market, sell, deliver and support our products and services internationally. Our failure to manage our international operations effectively could limit the future growth of our business. International sales represented approximately 13% of our total net revenue for the year ended December 31, 2000 and 27% for the three months ended March 31, 2001. We conduct our international sales through local subsidiaries in the United Kingdom, Germany, France, Japan, Brazil, the Asia/Pacific, the Benelux Region, and Australia and through distributor relationships in South Africa and Spain. The expansion of our existing international operations and entry into additional international markets will require management attention and significant financial resources.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   THE EXHIBITS LISTED IN THE ACCOMPANYING INDEX TO EXHIBITS ARE INCORPORATED BY REFERENCE AS PART OF THIS FORM 10-Q/A.

(b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ending March 31, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


                                SAGENT TECHNOLOGY, INC.



Dated: December 10, 2001        /s/ Steven R. Springsteel
                                ------------------------------------------------
                                    Steven R. Springsteel
                                    Executive Vice President, Finance and
                                    Administration and Chief Financial Officer
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

    10.19*        Note, dated February 1, 1998, of W. Virginia Walker.

    10.20*        Note, dated February 1, 1998, of W. Virginia Walker.

    10.21*+ Solution Provider Agreement, effective June 27, 1997, between the Registrant and Unisys Corporation.

    10.22*        Executive Change of Control Policy.

    10.23*+ Software License and Services Agreement, dated March 31, 1998, between the Registrant and Siebel Systems, Inc.

    10.24* Common Stock Purchase Agreement, dated February 28, 1999, between the Registrant and Klaus S. Luft.

    NUMBER                                  TITLE
    ------                                  -----
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

    10.28**       Employment Agreement dated August 4, 2000 between the
                  Registrant and Ben C. Barnes.

    10.29**       Offer letter dated May 9, 2000 between the Registrant and
                  David Eliff.

    10.30**       Note dated October 4, 2000 between the Registrant and Paul
                  Wray.

    10.31** Common Stock Purchase Agreement dated February 15, 2001 between the Registrant and the parties named therein.

    10.32*        Service Agreement, dated January 1, 2001, between the
                  Registrant and Arthur Parker.


------------

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