Form 10-Q/A
period 2001-06-30
SAGENT TECHNOLOGY INC
filed 2001-12-10
CIK 1058425

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

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

                                INTRODUCTORY NOTE

    The purpose of this Form 10-Q/A is to restate the condensed consolidated financial statements of Sagent Technology, Inc. ("Sagent" or the "Company") for the quarterly period ended June 30, 2001. In a press release issued on November 28, 2001, Sagent announced that it was revising its results of operations for the first nine months of 2001 as a result of an internal investigation into the validity of sales orders to various government agencies. The investigation confirmed that sales orders booked by one of its employees in its Fairfax, Va. office to government agencies from the first through third quarters of 2001, totaling approximately $5 million, were invalid. As a result, Sagent is reducing its reported revenue from $13.3 million to $12.5 million and increasing its reported net loss from $6.3 million to $6.9 million for the quarter ended June 30, 2001. The financial statements included in this Form 10-Q/A have been restated to remove the effect of the invalid sales orders. See Note 1 to the financial statements.

    For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company's Form 10-Q for the quarterly period ended June 30, 2001, which has been affected by the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q on August 14, 2001, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement.

                                TABLE OF CONTENTS

             SAGENT TECHNOLOGY, INC. QUARTERLY REPORT ON FORM 10-Q/A
                       FOR THE PERIOD ENDED JUNE 30, 2001

                                      INDEX

                                                                                                            PAGE NO.
                                                                                                            --------
PART I  FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets June 30, 2001 (Restated see Note 1) and
          December 31, 2000                                                                                    4

        Condensed Consolidated Statements of Operations for the three months and six months
          ended June 30, 2001 (Restated see Note 1) and 2000                                                   5

        Condensed Consolidated Statements of Cash Flows for the six months ended
          June 30, 2001 (Restated see Note 1) and 2000                                                         6

        Notes to Unaudited Condensed Consolidated Financial Statements                                         7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                            22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                     22

Item 2. Changes in Securities and Use of Proceeds                                                             23

Item 4. Submission of Matters to a Vote of Security Holders                                                   23

Item 6. Exhibits and Reports on Form 8-K                                                                      24

SIGNATURES                                                                                                    25

INDEX TO EXHIBITS                                                                                             26

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SAGENT TECHNOLOGY, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                              JUNE 30,     DECEMBER 31,
                                                                                2001           2000
                                                                             ----------    ------------
                                                                             (RESTATED)
                                          Assets

Current assets:
    Cash and cash equivalents                                                 $  11,504      $   6,372
    Accounts receivable, net of allowance for doubtful accounts of $661
       in 2001 and $4,968 in 2000                                                13,862         14,667
    Other current assets                                                          5,353          6,261
                                                                              ---------      ---------
             Total current assets                                                30,719         27,300
Property and equipment, net                                                       7,542          5,718
Goodwill, net                                                                     7,993          7,323
Notes receivable from officers                                                    3,059          3,151
Other assets                                                                      1,942          2,595
                                                                              ---------      ---------
             Total assets                                                     $  51,255      $  46,087
                                                                              =========      =========

                            Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                          $   2,972      $   3,296
    Accrued liabilities                                                           5,733          5,842
    Deferred revenue                                                              8,431          8,352
    Current portion of capital lease obligations                                  2,516          1,037
                                                                              ---------      ---------
             Total current liabilities                                           19,652         18,527
Deferred rent                                                                       162            245
Long-term portion of capital lease obligations                                    2,207            650
                                                                              ---------      ---------
             Total liabilities                                                   22,021         19,422
                                                                              ---------      ---------
Stockholders' equity:
    Common stock, par value $.001 per share; authorized: 70,000 shares in
       June 30, 2001 and December 31, 2000; Issued and outstanding 36,747
       and 29,829 at June 30, 2001 and December 31,2000, respectively                37             30
    Additional paid-in capital                                                  117,327         97,354
    Deferred stock compensation                                                  (1,348)        (1,566)
    Notes receivable from stockholders                                           (2,521)        (2,423)
    Accumulated other comprehensive income                                          147            211
    Accumulated deficit                                                         (84,408)       (66,941)
                                                                              ---------      ---------
             Total stockholders' equity                                          29,234         26,665
                                                                              ---------      ---------
             Total liabilities and stockholders' equity                       $  51,255      $  46,087
                                                                              =========      =========

See accompanying notes to unaudited condensed consolidated financial statements.

                             SAGENT TECHNOLOGY, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                ---------------------   ---------------------
                                                   2001        2000        2001        2000
                                                ----------   --------   ----------   --------
                                                (RESTATED)              (RESTATED)
Revenue:
    License                                      $  6,722    $ 11,046    $ 11,469    $ 19,690
    Service                                         5,812       6,456      11,356      12,349
                                                 --------    --------    --------    --------
       Total net revenue                           12,534      17,502      22,825      32,039
                                                 --------    --------    --------    --------
Net cost of revenue:
    License                                           921         513       1,751       1,145
    Service                                         2,856       2,402       5,990       4,477
                                                 --------    --------    --------    --------
       Total cost of revenue                        3,777       2,915       7,741       5,622
                                                 --------    --------    --------    --------
Gross profit                                        8,757      14,587      15,084      26,417
                                                 --------    --------    --------    --------
Operating expenses:
    Sales and marketing                             9,750       9,210      18,283      18,003
    Research and development                        3,553       4,276       7,406       8,315
    General and administrative                      2,257       1,719       6,823       3,202
    Merger and integration credits                     --      (1,950)         --      (1,950)
                                                 --------    --------    --------    --------
       Total operating expenses                    15,560      13,255      32,512      27,570
                                                 --------    --------    --------    --------
Income (loss) from operations                      (6,803)      1,332     (17,428)     (1,153)
Other income (expenses), net                         (108)        208          18         683
                                                 --------    --------    --------    --------
Net income (loss) before income taxes              (6,911)      1,540     (17,410)       (470)
Provision for income taxes                             32           7          57          17
                                                 --------    --------    --------    --------
Net income (loss)                                $ (6,943)   $  1,533     (17,467)       (487)
                                                 ========    ========    ========    ========
Basic net income (loss) per share                $  (0.19)   $   0.05    $  (0.50)   $  (0.02)
                                                 ========    ========    ========    ========
Number of shares used in computing basic
   net income (loss) per share                     36,478      28,046      34,918      27,935
Diluted net income (loss) per share              $  (0.19)   $   0.05    $  (0.50)   $  (0.02)
                                                 ========    ========    ========    ========
Number of shares used in computing diluted
   net income (loss) per share                     36,478      29,652      34,918      27,935

See accompanying notes to unaudited condensed consolidated financial statements.

                            SAGENT TECHNOLOGY, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                  -----------------------
                                                                                     2001          2000
                                                                                  ----------     --------
                                                                                  (RESTATED)
Cash flows from operations:
Net loss                                                                           $(17,467)    $   (487)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                  3,159        2,580
       Allowance for doubtful accounts                                                  937          200
       Stock-based employee compensation                                                218           --
       Accrued interest on notes receivable from officers                              (131)          --
       Officer notes forgiven                                                           125           --
       Change in operating assets and liabilities:
             Accounts receivable                                                        719       (3,693)
             Other current assets                                                     1,011       (3,298)
             Other assets                                                               430          147
             Accounts payable                                                          (480)         868
             Accrued liabilities                                                       (859)      (4,306)
             Deferred revenue                                                          (263)        (126)
             Deferred rent                                                              (83)          --
             Accrued merger costs                                                        --       (2,837)
                                                                                   --------     --------
Net cash used in operating activities                                               (12,684)     (10,952)
                                                                                   --------     --------
Cash flows from investing activities:
    Sale of marketable securities                                                        --       37,704
    Purchase of marketable securities                                                    --      (31,836)
    Acquisition of Sagent do Brazil and others                                           --       (1,166)
    Cash acquired in purchase of Sagent Asia/Pacific Pte. Ltd                         2,298           --
    Other business acquisitions, net of cash acquired                                   (88)        (900)
    Purchases of property and equipment                                                (128)      (4,427)
    Proceeds from disposal of property and equipment                                     --        1,210
                                                                                   --------     --------
Net cash provided by investing activities                                             2,082          585
                                                                                   --------     --------
Cash flows from financing activities:
    Proceeds from capital lease financing                                                --          548
    Payments of principal under capital lease obligations                              (707)        (346)
    Proceeds from issuance of common stock                                           16,505        1,810
                                                                                   --------     --------
Net cash provided by financing activities                                            15,798        2,012
                                                                                   --------     --------
Effect of exchange rate changes                                                         (64)         147
                                                                                   --------     --------
Net increase (decrease) in cash and cash equivalents                                  5,132       (8,208)
Cash and cash equivalents, beginning of the period                                    6,372       15,910
                                                                                   --------     --------
Cash and cash equivalents, end of the period                                       $ 11,504     $  7,702
                                                                                   ========     ========
Supplemental disclosure of cash flow information:
    Cash payments for interest                                                     $    345     $     82
    Cash payments for taxes                                                        $     34     $      6
Supplemental disclosure of non-cash investing and financing activity:
    Issuance of common stock to Sagent do Brazil                                   $     --     $    500
    Equipment acquired under capital leases                                        $  3,744           --
    Warrants issued in connection with private placement                           $    469           --
    Issuance of common stock to acquire additional interest in
        Sagent Asia/Pacific Pte. Ltd.                                              $  3,475           --

See accompanying notes to unaudited condensed consolidated financial statements.

                             SAGENT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (In thousands, except where noted)

NOTE 1. RESTATEMENT OF FINANCIAL STATEMENTS

In November 2001, the Company discovered that certain sales orders were invalid. The Company undertook an investigation which determined that the invalid sales orders were limited to software licenses to certain government agencies submitted by one employee in the Fairfax, Va. office. As a result, the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q filed on August 14, 2001 have been restated to remove the effect of the invalid sales orders. The restatement has resulted in an increase in net loss for the three and six months ended June 30, 2001 of $635 ($0.02 per share) and $1,280 ($.04 per share), respectively. Specifically, the restatement has resulted in a reductions of: $1,645 in accounts receivable, $208 in deferred revenue, $157 in accrued liabilities, $717 in net revenue, $7 in cost of revenue, and $75 in sales and marketing expense as of and for the three months ended June 30, 2001; and $1,437 in net revenue, $20 in cost of revenue, and $137 in sales and marketing expenses for the six months ended June 30, 2001

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS.

Sagent Technology, Inc., (Sagent), develops, markets and supports software designed to address organizations' information access, analysis and delivery needs. Sagent, formerly Savant Software, Inc., was incorporated under the laws of the State of California in April 1995 and reincorporated in Delaware in 1998.

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company's financial position at June 30, 2001 and December 31, 2000, the operating results for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. These financial statements and notes should be read in conjunction with Sagent's audited financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 6, 2001. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

PRINCIPLES OF CONSOLIDATION

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

USE OF ESTIMATES

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at the time of purchase. Sagent's cash equivalents at June 30, 2001 and December 31, 2000 consisted of deposits in domestic banks and money market funds.

BUSINESS RISK AND CONCENTRATION OF CREDIT RISK

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

GOODWILL AND OTHER INTANGIBLE ASSETS

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

REVENUE RECOGNITION

Revenue consists principally of fees for licenses of Sagent's software products, maintenance, consulting, and training. Sagent recognizes revenue using the residual method in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of maintenance and other services is based on the Company's customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, consulting, and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and the arrangement does not require services that are essential to the functionality of the software. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is recognized when the arrangement fee becomes due and payable. If at the outset of the customer arrangement, the Company determines that collectibility is not probable, revenue is recognized as the arrangement fee is collected.

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

Software development costs. Software development costs are included in product development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The period between achieving technological feasibility, which Sagent has defined as the establishment of a working model, typically occurring when the beta testing commences, and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant.

NET INCOME (LOSS) PER SHARE

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

COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of foreign currency translation adjustments. There was no significant tax effect on the components of other comprehensive loss for the three and six months ended June 30, 2001 and 2000, respectively.

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                   ---------------------       ---------------------
                                                    2001           2000          2001          2000
                                                   -------        ------       --------        -----
Net income (loss)                                  $(6,943)       $1,533       $(17,467)       $(487)
  Other compensative income (loss)
     Foreign currency translation adjustment          (111)           58            (64)         147
                                                   -------        ------       --------        -----
Comprehensive income (loss)                        $(7,054)       $1,591       $(17,531)       $(340)
                                                   =======        ======       ========        =====

NOTE 3. GOODWILL

Goodwill is comprised of the following:

                                               USEFUL   JUNE 30,    DECEMBER 31,
                                                LIFE      2001          2000
                                               ------   --------    ------------
     Goodwill, net:
         Sagent UK                                 5    $  2,107       $ 2,496
         Sagent France S.A                         5         762           863
         Sagent GmbH                               5       2,118         2,378
         Sagent do Brazil                          5         854           971
         Smarter Software, Inc.                   10         517           615
         Sagent Asia/Pacific Pte. Ltd              5       1,445            --
         Sagent Benelux                            5         190            --
                                                        --------       -------
                                                        $  7,993       $ 7,323
                                                        ========       =======

NOTE 4. OTHER ASSETS

Other assets is comprised of the following:

                                                    JUNE 30,   DECEMBER 31,
                                                      2001         2000
                                                    --------   ------------
Other assets:
    Investment in Sagent Asia/Pacific Pte. Ltd       $   --       $  830
    Investment in NetAcumen                             759          759
    Deposits                                            993          942
    Other                                               190           64
                                                     ------       ------
                                                     $1,942       $2,595
                                                     ======       ======

The investment in NetAcumen is accounted for under the cost method. Investment in Sagent Asia/Pacific Pte. Ltd., a joint venture between Sagent and eGlobal, is accounted for under the equity method as of December 31, 2000. Sagent's ownership interest in NetAcumen, Inc. was 9.79% as of June 30, 2001 and December 31, 2000. Sagent's ownership interest in Sagent Asia/Pacific Pte. Ltd. was 53% (see Note 6) and 19.99% as of June 30, 2001 and December 31, 2000 respectively. There were no sales to NetAcumen for the six months ended June 30, 2001 and June 30, 2000.

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

NOTE 6. INVESTMENT IN SUBSIDIARIES

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

On April 9, 2001, Sagent acquired 100% interest in Sagent Benelux for cash of $100 and the assignment of a portion of Sagent's outstanding accounts receivable valued at $200 to the Selling Shareholders. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, Sagent recorded goodwill of $197, which is being amortized on a straight-line basis over a period of five years. The results of operations of Sagent Benelux have been included in our consolidated results from the date of the acquisition.

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

At June 30, 2001, the Company has not accrued any litigation expense related to the matters above; as such expenses have not yet been deemed probable and estimable.

NOTE 7. LOANS TO OFFICERS

On June 30, 2001 and December 30, 2000, loans to officers represent five-year promissory notes to key executives. These promissory notes are full recourse. For the six months ended June 30, 2001, Sagent has forgiven a total $125 from the balance due from two of the officers. Such amounts have been recorded in general and administrative expense.

NOTE 8. COMMITMENTS

Sagent leases various facilities under noncancelable operating leases and has acquired certain computer and other equipment under capital lease obligations which are collateralized by the related assets. Future minimum lease payments under these commitments on June 30, 2001 are as follows:

                                                        OPERATING LEASES   CAPITAL LEASES
                                                        ----------------   --------------
     Remaining 2001                                           $1,607           $1,681
     2002                                                      3,104            2,853
     2003                                                      2,387            1,086
     2004                                                        620               16
     Thereafter                                                  104               --
                                                              ------           ------
     Total minimum lease payments                             $7,822           $5,636
                                                              ======
     Less: amount representing interest                                          (913)
                                                                               ------
     Present value of minimum lease payments                                   $4,723
     Current portion                                                            2,516
                                                                               ------
     Long-term portion                                                         $2,207
                                                                               ======

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

In November 2001, the Company discovered that certain sales orders were invalid. The Company undertook an investigation which determined that the invalid sales orders were limited to software licenses to certain government agencies submitted by one employee in the Fairfax, Va. office. As a result, the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q filed on August 14, 2001 have been restated to remove the effect of the invalid sales orders. The restatement has resulted in an increase in net loss for the three and six months ended June 30, 2001 of $635 ($0.02 per share) and $1,280 ($0.04 per share), respectively. Specifically, the restatement has resulted in a reductions of: $1,645 in accounts receivable, $208 in deferred revenue, $157 in accrued liabilities, $717 in net revenue, $7 in cost of revenue, and $75 in sales and marketing expense as of and for the three months ended June 30, 2001; and $1,437 in net revenue, $20 in cost of revenue, and $137 in sales and marketing expenses for the six months ended June 30, 2001

OVERVIEW

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

TABLE I: DATA PRESENTED AS A PERCENTAGE OF TOTAL REVENUE

                                             THREE MONTHS ENDED    SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                             ------------------    ----------------
                                             2001          2000    2001        2000
                                             ----          ----    ----        ----
Revenue:
    License                                    54%           63%     50%         62%
    Service                                    46            37      50          38
                                             ----          ----    ----        ----
       Total revenue                          100           100     100         100
                                             ----          ----    ----        ----
Net cost of revenue:
    License                                     7             3       8           4
    Service                                    23            14      26          14
                                             ----          ----    ----        ----
       Total cost of revenue                   30            17      34          18
                                             ----          ----    ----        ----
Gross profit                                   70            83      66          82
                                             ----          ----    ----        ----
Operating expenses:
    Sales and marketing                        78            52      80          56
    Research and development                   28            24      32          26
    General and administrative                 18            10      30          10
    Merger and integration credits             --           (11)     --          (6)
                                             ----          ----    ----        ----
       Total operating expenses               124            75     142          86
                                             ----          ----    ----        ----
Income (loss) from operations                 (54)            8     (76)         (4)
Other income (expenses), net                   (1)            1      --           2
                                             ----          ----    ----        ----
Net income (loss) before income taxes         (55)            9     (76)         (2)
Provision for income taxes                      0             0       0           0
                                             ----          ----    ----        ----
Net income (loss)                             (55)%           9%    (76)%        (2)%
                                             ====          ====    ====        ====

TABLE II: DATA PRESENTED IN DOLLAR AMOUNT (IN THOUSANDS)

                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 JUNE 30,               JUNE 30,
                                           --------------------   -------------------
                                             2001        2000       2001       2000
                                           --------    --------   --------   --------
Revenue:
    License                                $  6,722    $ 11,046   $ 11,469   $ 19,690
    Service                                   5,812       6,456     11,356     12,349
                                           --------    --------   --------   --------
       Total revenue                         12,534      17,502     22,825     32,039
                                           --------    --------   --------   --------
Net cost of revenue:
    License                                     921         513      1,751      1,145
    Service                                   2,856       2,402      5,990      4,477
                                           --------    --------   --------   --------
       Total cost of revenue                  3,777       2,915      7,741      5,622
                                           --------    --------   --------   --------
Gross profit                                  8,757      14,587     15,084     26,417
                                           --------    --------   --------   --------
Operating expenses:

    Sales and marketing                       9,750       9,210     18,283     18,003
    Research and development                  3,553       4,276      7,406      8,315
    General and administrative                2,257       1,719      6,823      3,202
    Merger and integration credits               --      (1,950)        --     (1,950)
                                           --------    --------   --------   --------
       Total operating expenses              15,560      13,255     32,512     27,570
                                           --------    --------   --------   --------
Income (loss) from operations                (6,803)      1,332    (17,428)    (1,153)
Other income (expenses), net                   (108)        208         18        683
                                           --------    --------   --------   --------
Net income (loss) before income taxes        (6,911)      1,540    (17,410)      (470)
Provision for income taxes                       32           7         57         17
                                           --------    --------   --------   --------
Net income (loss)                          $ (6,943)   $  1,533   $(17,467)  $   (487)
                                           ========    ========   ========   ========

Revenue

Total revenue decreased 28% to $12.5 million for the three months ended June 30, 2001 from $17.5 million for the corresponding period in 2000. For the six months ended June 30, 2001, total revenue decreased 29% to $22.8 million from $32.0 million for the corresponding period in 2000. We believe that this decline is attributed to a slower domestic market demand for software products in a generally weakened economic and information technology purchasing environment.

International revenues increased 17% to $ 2.8 million for the three months ended June 30, 2001 from $ 2.4 million for the corresponding period in 2000, international revenues increased 44% to $5.6 million for the six months ended June 30, 2001 from $3.9 million for the corresponding period in 2000. This increase is attributed mainly to expansion of our international operations as well as stronger overseas market demand.

License revenue decreased 39% to $6.7 million for the three months ended June 30, 2001 from $11.0 million for the corresponding period in 2000. For the six months ended June 30, 2001, license revenue decreased 42% to $11.5 million from $19.7 million for the corresponding period in 2000. The decrease was primarily attributed to a slower domestic market demand. In addition to this decline in license revenue in absolute dollars, our license revenue is also declining as a percentage of our total revenue.

Service revenue decreased 11% to $5.8 million for the three months ended June 30, 2001 from $6.5 million for the corresponding period in 2000. For the six months ended June 30, 2001, service revenue decreased 7% to $11.4 million from $12.3 million for the corresponding period in 2000. Decreases in service revenue were due to declines in consulting and training services attributed to a slow down in the economy and a decline in new license revenue in the second half of 2000 and the first quarter of 2001. The increase in service revenue as a percentage of total revenue from the corresponding periods in the prior year was due in large part to the overall decline in license revenue.

Cost of Revenue

Cost of revenue from license sales consists primarily of royalties, product packaging, shipping, media, and documentation. Our cost of revenue for license sales was $0.9 million and $0.5 million for the three months ended June 30, 2001 and 2000, respectively, representing 14% and 5% of license revenue for the three months ended June 31, 2001 and 2000, respectively. Our cost of license revenue was $1.8 million and $1.1 million for the six months ended June 30, 2001 and 2000, respectively, representing 15% and 6% of license revenue for the six months ended June 30, 2001 and 2000, respectively. The increase as a percentage of license revenue was primarily due to impairment of royalty prepayments recognized during the six months period ended June 30, 2001, as we do not expect to utilize these prepayments.

Cost of service consists primarily of personnel costs associated with providing software maintenance, technical support, training and consulting services. Our cost of service revenue was $2.9 million and $2.4 million for the three months ended June 30, 2001 and 2000, respectively, representing 49% and 37% of service revenue for the three months ended June 30, 2001 and 2000, respectively. Our cost of service revenue was $6.0 million and $4.5 million for the six months ended June 30, 2001 and 2000, respectively, representing 53% and 36% of service revenue for the six months ended June 30, 2001 and 2000, respectively. The increase as a percentage of net service revenue was due primarily to additional support personnel and to outsourcing online services in 2001.

Gross Profit

Gross profit declined to 70% for the three months ended June 30, 2001 from 83% for the same period in the prior year. Our gross profit declined to 66% for the six months ended June 30, 2001 from 82% for the same period in the prior year. The decline was mainly attributed to lower new license revenue, and as a result, lower consulting and training revenue that is usually associated with new licenses. Furthermore, the cost of revenue for license and service increased as was discussed in the preceding paragraph.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation, travel, marketing programs, and branch sales facilities. Sales and marketing expenses increased 7% to $9.8 million for the three months ended June 30, 2001 from $9.2 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, sales and marketing expenses increased 2% to $18.3 million from $18.0 million for the same six months in the prior year. Sales and marketing expenses represented 78% and 52% of total net revenue for the three months ended June 30, 2001 and 2000, respectively. Sales and marketing expenses represented 80% and 56% of total net revenue for the six months ended June 30, 2001, and 2000, respectively. The increase as a percentage of net total revenue was attributable to a decline in net revenue and an increase in sales and marketing expenses in the 2001 period. In 2001, we have focused our efforts to grow our revenue domestically and internationally; as a result, we acquired and established additional subsidiaries in Asia Pacific, Benelux, and Australia that contributed to an increase in the absolute dollar amount of sales and marketing expenses.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance, testing and facilities. Research and development expenses decreased 16% to $3.6 million for the three months ended June 30, 2001 from $4.3 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, research and development expenses decreased 11% to $7.4 million from $8.3 million for the same six months in the prior year. Research and development expenses represented 28% and 24% of total net revenue for the three months ended June 30, 2001 and 2000, respectively. Research and development expenses represented 32% and 26% of total net revenue for the six months ended June 30, 2001, and 2000, respectively. The increase as a percentage of net total revenue was primarily attributable to a decline in net revenue. The decline in absolute dollar amount in research and development expenses was attributable to cost cutting measures and controlling discretionary spending to align the total expenditures of our company with our revenue.

General and Administrative

General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management as well as legal, accounting, bad debt expenses, and amortization of goodwill. General and Administrative expenses increased 31% to $2.3 million for the three months ended June 30, 2001 from $1.7 million for the three months ended June 30, 2000. During the six month period ended June 30, 2001, general and administrative expenses increased 113% to $6.8 million from $3.2 million for the same six months in the prior year. General and Administrative expenses represented 18% and 10% of total net revenue for the three months ended June 30, 2001 and 2000, respectively. General and administrative expenses represented 30% and 10% of total net revenue for the six months ended June 30, 2001, and 2000, respectively. The increase as percentage of net total revenue was primarily attributable to a decline in net revenue. The increase in absolute dollar amount for the three months ended June 30, 2001 was mainly due to an increase in amortization of goodwill and intangibles and higher executive compensation expenses. The increase in absolute dollar amount for the six months ended June 30, 2001 was primarily due to bad debt expenses, higher professional services fees, and increases in amortization of goodwill, and higher executive compensation expenses.

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

In June 2000, we entered into a $10 million bank line of credit agreement collateralized by certain of our assets. The credit line allowed for advances against eligible accounts receivable in an aggregate amount not to exceed the lesser of the committed revolving line or the borrowing base, less any outstanding letters of credit. Advances against the revolving line bore interest at the bank's prime rate plus 1%. The line of credit expired in June 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to any derivatives. Sagent adopted SFAS No. 133 in its quarter ended March 31, 2001. The adoption of the SFAS No.133 has not had a material effect on the Sagent's consolidated results of operations or financial position for the three or six months ended June 30, 2001.

In October 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement supercedes and replaces the guidance in Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125 or Statement 125). SFAS No. 140 provides accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. The provisions of SFAS No. 140 will become effective for transactions entered into after March 31, 2001. The adoption of SFAS No. 140 has not had a material effect on Sagent's consolidated financial statements.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill maybe separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions for each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002.

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

WE HAVE A HISTORY OF LOSSES, AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

For the six months ended June 30, 2001, we incurred net losses of $17.5 million. We incurred net losses of $23.7 million, $12.1 million, and $15.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. As of June 30, 2001, we had an accumulated deficit of $184.4 million. We cannot assure you that we will achieve profitability, and if we do achieve profitability, that we will be able to sustain profitability.

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

We may not be able to successfully market, sell, deliver and support our products and services internationally. Our failure to manage our international operations effectively could limit the future growth of our business. International sales represented approximately 13% of our total net revenue for the year ended December 31, 2000 and 25% for the first six months ended June 30, 2001. We conduct our international sales through local subsidiaries in the United Kingdom, Germany, France, Japan, Brazil, the Asia/Pacific, the Benelux Region, and Australia and through distributor relationships in South Africa and Spain. The expansion of our existing international operations and entry into additional international markets will require management attention and significant financial resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Risk Factors That May Affect Results."

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

                          PART II -- OTHER INFORMATION

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Sagent's Annual Meeting of Stockholders was held on June 12, 2001. At that time, there were present in person or by proxy 25,432,295 shares representing 69% of the 36,512,762 shares entitled to vote. Stockholders elected two directors nominated in the May 2, 2001 Notice of Annual Meeting and Proxy Statement, incorporated herein by reference, to hold office for a term of three years. Additionally, the stockholders ratified the appointment of KPMG LLP as Sagent's independent auditors for the year ending December 31, 2001, and approved a 250,000 increase in number of shares available for issuance under the 1999 Employee Stock Purchase Plan.

Result of stockholder voting were as follows:

1.  Election of Directors

         NOMINEE                            VOTES FOR          VOTES WITHHELD
         -------                            ----------         --------------
         Keith Maib                         24,959,744            472,551
         Andre Boisvert                     25,028,840            403,455

2. Proposal to ratify the appointment of KPMG LLP as independent auditors for the year ending December 31, 2001.

             FOR                   AGAINST                 ABSTAIN
             ---                   -------                 -------
          25,364,988               46,490                  20,817

3. Increase in the number of shares authorized for issuance under 1999 Employee Stock Purchase Plan by 250,000.

             FOR                   AGAINST                 ABSTAIN
             ---                   -------                 -------
          25,009,133               385,491                  37,671

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

                                    SAGENT TECHNOLOGY, INC.

Dated:  December 10, 2001           /s/  Steven R. Springsteel
                                    --------------------------------------------
                                    Steven R.  Springsteel
                                    Executive Vice President,
                                    Finance & Administration and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

      NUMBER                                 TITLE
      ------                                 -----
      3.1(1)    Certificate of Incorporation of Registrant.

      3.2(1)    Amended and Restated Certificate of Incorporation of Registrant.

      3.3(1)    Bylaws of Registrant.

      4.1(1)    Form of Registrant's Common Stock Certificate.

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

     10.20(1)   Note, dated February 1, 1998, of W. Virginia Walker.

     10.21(1)+  Solution Provider Agreement, effective June 27, 1997, between the Registrant and Unisys Corporation.

     10.22(1)   Executive Change of Control Policy.

     10.23(1)+  Software License and Services Agreement, dated March 31, 1998, between the Registrant and Siebel Systems, Inc.

      NUMBER                                 TITLE
      ------                                 -----
     10.24(1)   Common Stock Purchase Agreement, dated February 28, 1999,
                between the Registrant and Klaus S. Luft.

     10.25(1)   Notes, dated February 5, 1999, between the Registrant and Tom
                Lounibos.

     10.26(1)   Note, dated March 15, 1999, of Kenneth C. Holcomb.

     10.27(1)   Nonexclusive International Software Value Added Reseller ("VAR")
                Agreement, dated December 8, 1997, between the Registrant and
                Opalis S.A.

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

------------

(1) Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-1 (No. 333-71369), declared effective by the Securities and Exchange Commission (SEC) on April 14, 1999.

(2) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(3) Incorporated by reference to the exhibit to the Registrant's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2001.

(4) Incorporation by reference to the exhibits to the Registrant's Current Report on Form 8-K filed with the SEC on August 7, 2001.

+ Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.