Form 10-Q
period 2001-09-30
SAGENT TECHNOLOGY INC
filed 2001-12-10
CIK 1058425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

     As of December 5, 2001, Registrant had 46,234,761 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

              SAGENT TECHNOLOGY, INC. QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                                 PAGE NO.
                                                                                                 --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Unaudited Condensed Consolidated Balance Sheets                                             3
         Unaudited Condensed Consolidated Statements of Operations                                   4
         Unaudited Condensed Consolidated Statements of Cash Flows                                   5
         Notes to Unaudited Condensed Consolidated Financial Statements                              6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                          22
Item 2.  Changes in Securities and Use of Proceeds                                                  23
Item 6.  Exhibits and Reports on Form 8-K                                                           24
SIGNATURES                                                                                          25
INDEX TO EXHIBITS                                                                                   26

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SAGENT TECHNOLOGY, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                                     2001           2000
                                                                                 ------------    ------------
Assets
Current assets:

    Cash and cash equivalents                                                    $     19,117    $      6,372
    Accounts receivable, net of allowance for doubtful accounts of $1,760
       in 2001 and $4,968 in 2000                                                      12,481          14,667
    Other current assets                                                                4,485           6,261
                                                                                 ------------    ------------
             Total current assets                                                      36,083          27,300
Property and equipment, net                                                             6,832           5,718
Goodwill, net                                                                           6,989           7,323
Notes receivable from officers                                                          2,973           3,151
Other assets                                                                            1,779           2,595
                                                                                 ------------    ------------
             Total assets                                                        $     54,656    $     46,087
                                                                                 ============    ============
Liabilities and Stockholders' Equity
Current liabilities:

    Accounts payable                                                             $      3,221    $      3,296
    Accrued liabilities                                                                 6,343           5,842
    Deferred revenue                                                                    7,860           8,352
    Current portion of capital lease obligations                                        2,390           1,037
                                                                                 ------------    ------------
             Total current liabilities                                                 19,814          18,527
Deferred rent                                                                             157             245
Long-term portion of capital lease obligations                                          1,922             650
                                                                                 ------------    ------------
             Total liabilities                                                         21,893          19,422
                                                                                 ------------    ------------
Stockholders' equity:
    Common stock, par value $.001 per share; authorized: 70,000 shares in
       September 30, 2001 and December 31, 2000; Issued and outstanding 46,006
       and 29,829 at September 30, 2001 and December 31,2000, respectively                 46              30
    Additional paid-in capital                                                        133,450          97,354
    Deferred stock compensation                                                        (1,239)         (1,566)
    Notes receivable from stockholders                                                 (2,521)         (2,423)
    Accumulated other comprehensive income                                                195             211
    Accumulated deficit                                                               (97,168)        (66,941)
                                                                                 ------------    ------------
             Total stockholders' equity                                                32,763          26,665
                                                                                 ------------    ------------
             Total liabilities and stockholders' equity                          $     54,656    $     46,087
                                                                                 ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                             SAGENT TECHNOLOGY, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                              -----------------------------     -----------------------------
                                                  2001             2000             2001             2000
                                              ------------     ------------     ------------     ------------
Revenue:
    License                                   $      5,860     $      7,823     $     17,329     $     27,513
    Service                                          5,588            5,996           16,944           18,346
                                              ------------     ------------     ------------     ------------
       Total net revenue                            11,448           13,819           34,273           45,859
                                              ------------     ------------     ------------     ------------
Cost of revenue:
    License                                          1,594              573            3,345            1,716
    Service                                          2,527            2,990            8,517            7,465
                                              ------------     ------------     ------------     ------------
       Total cost of revenue                         4,121            3,563           11,862            9,181
                                              ------------     ------------     ------------     ------------
Gross profit                                         7,327           10,256           22,411           36,678
                                              ------------     ------------     ------------     ------------
Operating expenses:
    Sales and marketing                             10,090            9,768           28,373           27,741
    Research and development                         3,273            4,525           10,679           12,818
    General and administrative                       4,670            4,047           11,493            8,140
    Merger and integration charge (credit)              --              368               --           (2,318)
    Asset impairment                                 1,636               --            1,636               --
                                              ------------     ------------     ------------     ------------
       Total operating expenses                     19,669           18,708           52,181           46,381
                                              ------------     ------------     ------------     ------------
Loss from operations                               (12,342)          (8,452)         (29,770)          (9,703)
Other income (expenses), net                          (166)             270             (148)           1,052
                                              ------------     ------------     ------------     ------------
Net loss before income taxes                       (12,508)          (8,182)         (29,918)          (8,651)
Provision for income taxes                             252              199              309              216
                                              ------------     ------------     ------------     ------------
Net loss                                      $    (12,760)    $     (8,381)         (30,227)          (8,867)
                                              ============     ============     ============     ============
Basic and diluted net loss per share          $      (0.31)    $      (0.29)    $      (0.82)    $      (0.31)
                                              ============     ============     ============     ============
Shares used in computing basic and diluted
    net loss per share                              41,146           28,490           37,035           28,358

See accompanying notes to unaudited condensed consolidated financial statements.

                             SAGENT TECHNOLOGY, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                     -----------------------------
                                                                                         2001             2000
                                                                                     ------------     ------------
Cash flows from operations:
Net loss                                                                             $    (30,227)    $     (8,867)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                            4,796            3,927
   Asset impairment                                                                         1,636               --
   Bad debt expense                                                                         2,289            2,064
   Stock-based employee compensation                                                          649               60
   Accrued interest on notes receivable from officers                                        (164)              --
   Officer notes forgiven                                                                     243               --
   Share of losses in equity investment                                                        --               50
   Change in operating assets and liabilities:
      Accounts receivable                                                                     748           (3,552)
      Other current assets                                                                    845           (5,676)
      Other assets                                                                            421           (2,994)
      Accounts payable                                                                       (231)           1,605
      Accrued liabilities                                                                    (248)          (2,173)
      Deferred revenue                                                                       (834)             254
      Deferred rent                                                                           (88)              --
      Accrued merger costs                                                                     --           (4,109)
                                                                                     ------------     ------------
Net cash used in operating activities                                                     (20,165)         (19,411)
                                                                                     ------------     ------------
Cash flows from investing activities:
  Sale of marketable securities                                                                --           58,061
  Purchase of marketable securities                                                            --          (39,667)
  Acquisition of Sagent do Brazil and others                                                   --           (1,166)
  Cash acquired in purchase of Sagent Asia/Pacific Pte. Ltd                                 2,298               --
  Other business acquisitions, net of cash acquired                                           (88)            (900)
  Purchases of property and equipment                                                        (505)          (5,250)
  Proceeds from sale of acquired technology                                                    50               --
  Proceeds from disposal of property and equipment                                             --            1,210
                                                                                     ------------     ------------
Net cash provided by investing activities                                                   1,755           12,288
                                                                                     ------------     ------------
Cash flows from financing activities:
  Payments of principal under capital lease obligations                                    (1,145)            (346)
  Proceeds from issuance of common stock                                                   32,281            1,781
  Proceeds from exercise of stock options                                                      35            1,118
                                                                                     ------------     ------------
Net cash provided by financing activities                                                  31,171            2,553
                                                                                     ------------     ------------
Effect of exchange rate changes on cash                                                       (16)             149
                                                                                     ------------     ------------
Net increase (decrease) in cash and cash equivalents                                       12,745           (4,421)
Cash and cash equivalents, beginning of the period                                          6,372           15,910
                                                                                     ------------     ------------
Cash and cash equivalents, end of the period                                         $     19,117     $     11,489
                                                                                     ============     ============
Supplemental disclosure of cash flow information:
  Cash payments for interest                                                         $        470     $        108
  Cash payments for taxes                                                            $        133     $        203
Supplemental disclosure of non-cash investing and financing activity:

  Issuance of common stock to Sagent do Brazil                                       $         --     $        500
  Equipment acquired under capital leases                                            $      3,770     $      1,277
  Warrants issued in connection with private placement                               $      1,355               --
  Issuance of common stock to acquire additional interest in Sagent Asia/Pte Ltd.    $      3,475               --

See accompanying notes to unaudited condensed consolidated financial statements.

                             SAGENT TECHNOLOGY, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except where noted)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS.

Sagent Technology, Inc., (Sagent), develops, markets and supports software designed to address organizations' information access, analysis and delivery needs.

BASIS OF PRESENTATION.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company's financial position at September 30, 2001 and December 31, 2000, the operating results for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. These financial statements and notes should be read in conjunction with Sagent's audited financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 6, 2001. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

In November 2001, the Company discovered that certain sales orders were invalid. The Company undertook an investigation which determined that the invalid sales orders were limited to software licenses to certain government agencies submitted by one employee in the Fairfax, Va. office. As a result, the condensed consolidated financial statements included in the Quarterly Reports on Form 10-Q filed on May 15, 2001 and August 14, 2001 were restated to remove the effect of the invalid sales orders. The results of operations set forth in this report for the nine months ended September 30, 2001, reflect such restated financial information.

PRINCIPLES OF CONSOLIDATION.

The unaudited condensed consolidated financial statements include the accounts of Sagent Technology, Inc. and its majority owned subsidiary Asia/Pacific Pte Ltd., and its wholly-owned subsidiaries, Qualitative Marketing Software, Inc.
(QMS), Sagent U.K., Ltd., Sagent Technology GmbH, Sagent France, S.A., Sagent Technology Japan KK, Sagent Benelux, Sagent Australia Pty Ltd, Sagent do Brazil, and Sagent de Mexico. All significant intercompany accounts and transactions have been eliminated.

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

FOREIGN CURRENCY TRANSLATION

The local currency is the functional currency of the majority of Sagent's subsidiaries. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and income and expense items are translated at average rates for the period. Gains or losses from foreign currency translation adjustments are included in "Accumulated other comprehensive income".

CASH AND CASH EQUIVALENTS.

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at the time of purchase. Sagent's cash equivalents at September 30, 2001 and December 31, 2000 consisted of deposits in domestic and foreign banks and money market funds.

IMPAIRMENT OF LONG-LIVED ASSETS

Sagent reviews long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of other assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its net realizable value. During the nine months ended September 30, 2001, there was $412 impairment of goodwill and long-lived assets.

BUSINESS RISK AND CONCENTRATION OF CREDIT RISK.

Financial instruments which potentially subject Sagent to concentrations of credit risk consist primarily of trade accounts receivable. Sagent maintains allowances for potential credit losses on trade accounts receivable and such losses to date have been within management's expectations. There were no customers with balances due to Sagent in excess of 10% of aggregate accounts receivable at September 30, 2001 or September 30, 2000.

REVENUE RECOGNITION.

Revenue consists principally of fees for licenses of Sagent's software products, maintenance, consulting, and training. Sagent recognizes revenue using the residual method in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Sagent's specific objective evidence of fair value of maintenance and other services is based on Sagent's customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, Sagent defers revenue for the fair value of its undelivered elements (e.g., maintenance, consulting, and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

When Sagent carries the risks and rewards of ownership, collection, delivery and return on its dealings with its distributors and agents, at the outset of the transaction Sagent recognizes revenue on a gross basis based on the guidelines of SAB 101 and EITF 99-19. Sagent reviews each transaction on an individual basis to determine whether it meets the appropriate criteria. The distributors' fees, on these transactions, are reflected in the Sales and Marketing Expenses.

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and the arrangement does not require services that are essential to the functionality of the software. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is recognized when the arrangement fee becomes due and payable. If at the outset of the customer arrangement, Sagent determines that collectibility is not probable; revenue is recognized as the arrangement fee is collected.

Sagent's specific policies for recognition of license revenues and services revenues are as follows:

License revenue. Sagent recognizes revenue from sales of software licenses to end users upon: determination that persuasive evidence of an arrangement exists; delivery of the software to a customer; determination that collection of a fixed or determinable license fee is probable; and determination that no undelivered services are essential to the functionality of the licensed software. If consulting services are essential to the functionality of the licensed software, then both the license revenue and the consulting service revenue are recognized as the services are performed. The Company's arrangements generally do not include services that are essential to the functionality of the software.

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

SOFTWARE DEVELOPMENT COSTS

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

NET INCOME (LOSS) PER SHARE.

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options, warrants and convertible preferred stock are not included in the computation of diluted net income (loss) per share for those periods in which Sagent incurred a loss because the effect would be antidilutive.

NOTE 2. COMPREHENSIVE LOSS

Other comprehensive loss consists of foreign currency translation adjustments. There was no significant tax effect on the components of other comprehensive loss for the three and nine months ended September 30, 2001 and 2000, respectively.

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                  -----------------------------     -----------------------------
                                                      2001             2000             2001             2000
                                                  ------------     ------------     ------------     ------------
Net loss                                          $    (12,760)    $     (8,381)    $    (30,227)    $     (8,867)
   Other comprehensive income (loss)
       Foreign currency translation adjustment              48                2              (16)             149
                                                  ------------     ------------     ------------     ------------
   Comprehensive loss                             $    (12,712)    $     (8,379)    $    (30,243)    $     (8,718)
                                                  ============     =============    ============     ============

NOTE 3. ASSET IMPAIRMENTS

During the three months ended September 30, 2001, the Company recorded an asset impairment charge of $1,636 that consisted of $361 reduction in the carrying value of goodwill, $1,187 impairment of prepaid data center services, and $88 of other losses related to the closing of a remote facility.

NOTE 4. GOODWILL

Goodwill is comprised of the following:

                                               USEFUL       SEPTEMBER 30,   DECEMBER 31,
                                                LIFE            2001            2000
                                            ------------    ------------    ------------
        Goodwill, net:
            Sagent UK                                  5    $      1,926    $      2,496
            Sagent France S.A                          5             700             863
            Sagent GmbH                                5           1,935           2,378

            Sagent do Brazil                           5             801             971
            Smarter Software, Inc.                     2              88             615
            Sagent Asia/Pacific Pte. Ltd               5           1,369              --
            Sagent Benelux                             5             170              --
                                                            ------------    ------------
                                                            $      6,989    $      7,323
                                                            ============    ============

In August 2001, Sagent sold the Smarter Software customer list for $50 cash and future royalty of $88 recoverable within eighteen months following the date of the contract. As a result of this transaction, the Smarter Software goodwill was considered to be partially impaired and Sagent incurred an asset impairment charge of $361 during the three months ended September 30, 2001.

NOTE 5. OTHER ASSETS

Other assets is comprised of the following:

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                              2001            2000
                                                          ------------    ------------
        Other assets:
            Investment in Sagent Asia/Pacific Pte. Ltd    $         --    $        830
            Investment in NetAcumen                                759             759
            Deposits                                               790             942
            Other                                                  230              64
                                                          ------------    ------------
                                                          $      1,779    $      2,595
                                                          ============    ============

The investment in NetAcumen is accounted for under the cost method. Investment in Sagent Asia/Pacific Pte. Ltd., a joint venture between Sagent and eGlobal, was accounted for under the equity method as of December 31, 2000. Sagent's ownership interest in NetAcumen, Inc. was 8.7% as of September 30, 2001 and December 31, 2000. Sagent's ownership interest in Sagent Asia/Pacific Pte. Ltd. become 53% (see Note 6), and 19.99% as of September 30, 2001 and December 31, 2000 respectively. There were no sales to NetAcumen for the nine months ended September 30, 2001 and 2000.

NOTE 6. INVESTMENT IN SUBSIDIARIES

On January 19, 2001, Sagent acquired an additional 33% interest in Sagent Asia/Pacific Pte. Ltd from eGlobal, a privately held company that specializes in distribution of technology services in Singapore. In consideration for 950 shares of Sagent's common stock, valued at $3.5 million, Sagent received an additional 2,113 common shares of Sagent Asia/Pacific Pte. Ltd. This brings the total interest of Sagent in Sagent Asia/Pacific Pte. Ltd to 53%. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, Sagent recorded goodwill of $1,516, which is being amortized on a straight-line basis over a period of five years and acquired net assets of approximately $2,790 consisting primarily of cash and accounts receivable. The results of operations for Sagent Asia/Pacific Pte. Ltd. have been included in our consolidated results from the date of the acquisition. No minority interest in the losses of Sagent Asia/Pacific has been recognized because the minority interest holders are not required to make additional capital contributions.

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

NOTE 7. PRIVATE PLACEMENT

In February 2001, Sagent completed a private placement of approximately 5,750 shares of its common stock and received proceeds of $16,047, net of $628 in offering costs. In connection with the private placement, Sagent also issued to certain placement agents warrants to purchase 210 shares of Sagent's common stock with an estimated fair value of $469, which has been included in additional paid-in capital. This estimated fair value was calculated using the Black-Scholes option pricing model with the following factors and assumptions : expected volatility of 130%, contractual life of 5 years, stock price of $2.78 on the date of grant, exercise price of $2.90, and risk free interest rate of 5% per annum.

In August 2001, Sagent completed a private placement of approximately 9,115 shares of its common stock and received proceeds of $15,842, net of $981 in offering costs. In connection with the private placement, Sagent also issued to certain placement agents warrants to purchase 456 shares of Sagent's common stock with an estimated fair value of $886, which has been included in additional paid-in capital. This estimated fair value was calculated using the Black-Scholes option pricing model with the following factors and assumptions : expected volatility of 135.8%, contractual life of 4 years, stock price of $2.27 on the date of grant, exercise price of $1.84, and risk free interest rate of 4.13% per annum.

NOTE 8. LITIGATION

From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court on behalf of the individual investors who purchased Sagent common stock between October 21, 1999 and April 18, 2000. The claims allege that we misrepresented our prospects for 1999 and the first quarter of 2000. Thereafter, the court consolidated the complaints and selected a lead plaintiff and counsel. A consolidated amended complaint was filed in April 2001.

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

In November and December 2001, several class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of investors who purchased Sagent common stock between May 11, 2001 and November 28, 2001. The complaints allege that Sagent and certain of its officers and directors violated the Securities Exchange Act of 1934. The complaints allege that during the class period, the defendants caused Sagent's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements.

NOTE 9. LOANS TO OFFICERS

At September 30, 2001 and December 30, 2000, loans to officers represent five-year promissory notes to key executives. These promissory notes are full recourse. For the nine months ended September 30, 2001, Sagent has forgiven a total $243 from the balance due from two of the officers. Such amounts have been recorded in general and administrative expense. $749 of the outstanding loans will be forgiven during the remaining life of the note, contingent upon the continued employment of the officer.

NOTE 10. COMMITMENTS

Sagent leases various facilities under noncancelable operating leases and has acquired certain computer and other equipment under capital lease obligations which are collateralized by the related assets. Future minimum lease payments under these commitments at September 30, 2001 are as follows:


                                                  OPERATING LEASES    CAPITAL LEASES
                                                  ----------------    --------------
        Remaining 2001                             $          763     $        1,170
        2002                                                2,733              2,832
        2003                                                1,926              1,093

        2004                                                  505                 23
        Thereafter                                            104                 13
                                                   --------------     --------------
        Total minimum lease payments               $        6,031     $        5,131
                                                   ==============
        Less: amount representing interest                                      (819)
                                                                      --------------
        Present value of minimum lease payments                       $        4,312
        Current portion                                                        2,390
                                                                      --------------
        Long-term portion                                             $        1,922
                                                                      ==============

NOTE 11. SUBSEQUENT EVENTS

In November 2001, Sagent entered into a $5 million line of credit agreement with a financial institution collateralized by the assets of Sagent. The line consists of advances against eligible accounts receivable in an aggregate amount not to exceed the lesser of, the committed revolving line of the borrowing base, less any outstanding letters of credit, foreign exchange contracts, or any other extension of credit by the financial institution. Advances against the revolving line bear interest at a rate equal to 1% above the Prime Rate. The line of credit expires on October 5, 2002.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis contains "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally preceded by words that imply a future state such as "expected" or "anticipated" or imply that a particular future event or events will occur such as "will." Investors are cautioned that all forward-looking statements involve risks and uncertainties, and that actual results could be materially different from those discussed in this report. The section below entitled "Factors That May Affect Future Results" and similar discussions in our other SEC reports filed with the SEC discuss some of the important risk factors that may affect our business, results of operations and financial condition. Copies of our reports filed with the SEC are available from us without charge and on the SEC's website at www.sec.gov. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

In November 2001, the Company discovered that certain sales orders were invalid. The Company undertook and investigation which determined that the invalid sales orders were limited to software licenses to certain government agencies submitted by one employee in the Washington D.C. office. As a result, the unaudited condensed consolidated financial statements included in the Quarterly Reports on Form 10-Q filed on May 15, 2001 and August 14, 2001 were restated to remove the effect of the invalid sales orders. To the extent the following discussion and analysis refers to financial results for the nine months ended September 30, 2001, such discussion and analysis refers to such results as so revised.

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

TABLE I: DATA PRESENTED AS A PERCENTAGE OF TOTAL REVENUE

                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                      ------------------------------      ------------------------------
                                                           2001              2000              2001              2000
                                                      ------------      ------------      ------------      ------------
        Revenue:
            License                                             51%               57%               51%               60%
            Service                                             49                43                49                40
                                                      ------------      ------------      ------------      ------------
               Total net revenue                               100               100               100               100
                                                      ------------      ------------      ------------      ------------
        Cost of revenue:
            License                                             14                 4                10                 4
            Service                                             22                22                25                16
                                                      ------------      ------------      ------------      ------------
               Total cost of revenue                            36                26                35                20
                                                      ------------      ------------      ------------      ------------
        Gross profit                                            64                74                65                80
                                                      ------------      ------------      ------------      ------------
        Operating expenses:
            Sales and marketing                                 88                71                83                60
            Research and development                            29                33                31                28
            General and administrative                          41                29                33                18
            Merger and integration charge (credit)              --                 3                --                (5)
            Asset impairment                                    14                --                 5                --
                                                      ------------      ------------      ------------      ------------
               Total operating expenses                        172               136               152               101
                                                      ------------      ------------      ------------      ------------
        Loss from operations                                  (108)              (62)              (87)              (21)
        Other income (expenses), net                            (1)                2                 0                 2
                                                      ------------      ------------      ------------      ------------
        Net loss before income taxes                          (109)              (60)              (87)              (19)
        Provision for income taxes                               2                 1                 1                 0
                                                      ------------      ------------      ------------      ------------
        Net loss                                              (111)%             (61)%             (88)%             (19)%
                                                      ============      ============      ============      ============

TABLE II: DATA PRESENTED IN DOLLAR AMOUNT (IN THOUSANDS)

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                      -----------------------------     -----------------------------
                                                          2001             2000             2001             2000
                                                      ------------     ------------     ------------     ------------
        Revenue:
            License                                   $      5,860     $      7,823     $     17,329     $     27,513
            Service                                          5,588            5,996           16,944           18,346
                                                      ------------     ------------     ------------     ------------
               Total net revenue                            11,448           13,819           34,273           45,859
                                                      ------------     ------------     ------------     ------------
        Cost of revenue:
            License                                          1,594              573            3,345            1,716
            Service                                          2,527            2,990            8,517            7,465
                                                      ------------     ------------     ------------     ------------
               Total cost of revenue                         4,121            3,563           11,862            9,181
                                                      ------------     ------------     ------------     ------------
        Gross profit                                         7,327           10,256           22,411           36,678
                                                      ------------     ------------     ------------     ------------
        Operating expenses:
            Sales and marketing                             10,090            9,768           28,373           27,741
            Research and development                         3,273            4,525           10,679           12,818
            General and administrative                       4,670            4,047           11,493            8,140
            Merger and integration charge (credit)              --              368               --           (2,318)
            Asset impairment                                 1,636               --            1,636               --
                                                      ------------     ------------     ------------     ------------
               Total operating expenses                     19,669           18,708           52,181           46,381
                                                      ------------     ------------     ------------     ------------
        Loss from operations                               (12,342)          (8,452)         (29,770)          (9,703)
        Other income (expenses), net                          (166)             270             (148)           1,052
                                                      ------------     ------------     ------------     ------------
        Net loss before income taxes                       (12,508)          (8,182)         (29,918)          (8,651)
        Provision for income taxes                             252              199              309              216
                                                      ------------     ------------     ------------     ------------
        Net loss                                      $    (12,760)    $     (8,381)         (30,227)          (8,867)
                                                      ============     ============     ============     ============

Revenue

Total revenue decreased 17% to $11.4 million for the three months ended September 30, 2001 from $13.8 million for the corresponding period in 2000. For the nine months ended September 30, 2001, total revenue decreased 25% to $34.3 million from $45.9 million for the corresponding period in 2000. We believe that the decrease in revenue during the three and nine months ended September 30, 2001 is primarily attributed to a slower domestic market demand for software products in a generally weakened economic and information technology purchasing environment.

International revenue increased 131% to $3.7 million for the three months ended September 30, 2001 from $1.6 million for the corresponding period in 2000, and increased 67% to $9.2 million for the nine months ended September 30, 2001 from $5.5 million for the corresponding period in 2000. This increase is attributed mainly to expansion of our international operations with new subsidiaries added in the Benelux region, Australia, Mexico, and the Asia Pacific region as well as stronger overseas market demand for our products.

License revenue decreased 25% to $5.9 million for the three months ended September 30, 2001 from $7.8 million for the corresponding period in 2000. For the nine months ended September 30, 2001, license revenue decreased 37% to $17.3 million from $27.5 million for the corresponding period in 2000. We believe that the decrease in license revenue during the three and nine months ended September 30, 2001 is primarily attributed to a slower domestic market demand.

Service revenue decreased 7% to $5.6 million for the three months ended September 30, 2001 from $6.0 million for the corresponding period in 2000. For the nine months ended September 30, 2001, service revenue decreased 7% to $17.0 million from $18.3 million for the corresponding period in 2000.

                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                     ----------------------------    ----------------------------
                                         2001            2000            2001            2000
                                     ------------    ------------    ------------    ------------
        Service:
            Maintenance              $      2,702    $      2,036    $      7,738    $      5,745
            Professional Services           2,886           3,960           9,206          12,601
                                     ------------    ------------    ------------    ------------
        Total service revenue        $      5,588    $      5,996    $     16,944    $     18,346
                                     ============    ============    ============    ============

Maintenance revenue increased by 33% to $2.7 million for the three months ended September 30, 2000 from $2.0 million for the corresponding period in 2000, maintenance revenue increased by 35% to $7.7 million for the nine months ended September 30, 2001 from $5.7 million for the corresponding period in 2000. The increase in maintenance revenue was due to new licenses and renewal of the maintenance for existing customers. Professional services decreased by 28% to $2.9 million for the three month ended September 30, 2001 from $4.0 million for the corresponding period in 2000, professional services revenue decreased by 27% to $9.2 million for the nine months ended September 30, 2001 from $12.6 million for the corresponding period in 2000. Decreases in professional services revenue were due to declines in consulting and training services attributed to a slow down in the economy and a decline in new license revenue.

Cost of Revenue

Cost of revenue from license sales consists primarily of royalties, product packaging, shipping, media, and documentation. Our cost of revenue for license sales was $1.6 million and $0.6 million for the three months ended September 30, 2001 and 2000, respectively, representing 27% and 8% of license revenue for the three months ended September 30, 2001 and 2000, respectively. Our cost of license revenue was $3.3 million and $1.7 million for the nine months ended September 30, 2001 and 2000 respectively, representing 19% and 6% of license revenue for the nine months ended September 30, 2001 and 2000, respectively. The increase as a percentage of license revenue during the three and nine months ended September 30, 2001, was primarily due to non-recoverable royalty prepayments of $0.6 million recognized during the nine months period ended September 30, 2001, as we do not expect to utilize these prepayments. Further, Sagent incurred additional royalty costs due to the integration of new technology acquired from third parties.

Cost of service consists primarily of personnel costs associated with providing software maintenance, technical support, training and consulting services. Our cost of service revenue was $2.5 million and $3.0 million for the three months ended September 30, 2001 and 2000, respectively, representing 45% and 50% of service revenue for the three months ended September 30, 2001 and 2000, respectively. Our cost of service revenue was $8.5 million and $7.5 million for the nine months ended September 30, 2001 and 2000, respectively, representing 50% and 41% of service revenue for the nine months ended September 30, 2001 and 2000, respectively. The increase in absolute dollar amount during the three and nine months ended September 30, 2001 were due primarily to outsourcing a portion of our professional services related to online and marketing services of $0.3 million and the increase as a percentage of total revenue was primarily due to lower utilization of professional services consultants.

Gross Profit

Gross profit declined to 64% for the three months ended September 30, 2001 from 74% for the same period in the prior year. Our gross profit declined to 65% for the nine months ended September 30, 2001 from 80% for the same period in the prior year. The decline during the three and nine months ended September 30, 2001 was mainly attributed to lower revenue and an increase in the cost of revenue for license and service revenue.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation, travel, marketing programs, branch sales facilities, and distributors' commission. Sales and marketing expenses increased 3% to $10.1 million for the three months ended September 30, 2001 from $9.8 million for the three months ended September 30, 2000. The increase was due to additional distributors fees of $0.3 million and additional marketing programs of $0.2 million during the three months ended September 30, 2001. For the nine months ended September 30, 2001, sales and marketing expenses increased 3% to $28.4 million from $27.7 million for the same nine months in the prior year. Sales and marketing expenses represented 88% and 71% of total net revenue for three months ended September 30, 2001 and 2000. Sales and marketing expenses represented 83% and 60% of total net revenue for the nine months ended September 30, 2001, and 2000, respectively. The increase for the three and nine months ended September 30, 2001 was due primarily to our efforts to grow our net revenue worldwide; as a result, we increased our sales force, domestically; while internationally, we acquired subsidiaries in the Asia Pacific region, the Benelux region, Australia, and Mexico.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance, testing and facilities. Research and development expenses decreased 28% to $3.3 million for the three months ended September 30, 2001 from $4.5 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, research and development expenses decreased 17% to $10.7 million from $12.8 million for the same nine months in the prior year. Research and development expenses represented 29% and 33% of total net revenue for the three months ended September 30, 2001 and 2000, respectively. Research and development expenses represented 31% and 28% of total net revenue for nine months ended September 30, 2001, and 2000. The decline in absolute dollar amount in research and development expenses for the three and nine months ended September 30, 2001 was attributable to cost cutting measures, including a reduction in headcount and controlling discretionary spending to align the total expenses with our revenue. We expect a moderate increase in the absolute dollar amount for research and development expenditures in the future.

General and Administrative

General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management as well as legal, accounting, bad debt expenses, and amortization of goodwill. General and administrative expenses increased 15% to $4.7 million for the three months ended September 30, 2001 from $4.1 million for the three months ended September 30, 2000. The increase in absolute dollar amount and an increase as percentage of total net revenue were due primarily to an increase of $0.3 million in executive compensation expense and an increase of $0.3 million in goodwill amortization expenses. During the nine month period ended September 30, 2001, general and administrative expenses increased 41% to $11.5 million from $8.1 million for the same nine months in the prior year. General and administrative expenses represented 41% and 29% of total net revenue for the three months ended September 30, 2001 and 2000, respectively. General and administrative expenses represented 33% and 18% of total net revenue for the nine months ended September 30, 2001, and 2000, respectively. The increase in absolute dollar amount and an increase as a percentage of total net revenue during the nine months ended September 30, 2001 were primarily due to an increase in executive compensation of $0.9 million, amortization of goodwill and depreciation expenses related to capital leases and other tangible assets of $0.9 million, and legal and accounting related services of $1.0 million.

Asset Impairment

Asset impairment charge of $1.6 million consisted of $0.3 million reduction in the carrying value of goodwill, $1.2 million impairment of prepayments for data center services, and $0.1 million of other losses related to the closing of a remote facility.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had cash and cash equivalents totaling $19.1 million, an increase of $12.7 million from December 31, 2000. Since inception, we have funded our operations primarily by private sales of equity securities, the use of equipment leases and the initial public offering of our common stock in April 1999, and not from cash generated by our business.

In February 2001, we completed a private placement of approximately 5.8 million shares of our common stock and received proceeds of $16.0 million, net of $0.6 million in offering costs. In connection with the private placement, we also issued to certain placement agents warrants to purchase 210,093 shares of our common stock.

In August 2001, we completed a second private placement of approximately 9.1 million shares of our common stock and received proceeds of $15.8 million, net of $1.0 million in offering costs. In connection with the private placement, we also issued to certain placement agents warrants to purchase 455,769 shares of our common stock.

Net cash used in operating activities was $20.2 million and $19.4 million for the nine months ended September 30, 2001 and 2000, respectively.

In November 2001, Sagent entered into a $5 million line of credit agreement with a financial institution collateralized by the assets of Sagent. The line consists of advances against eligible accounts receivable in an aggregate amount not to exceed the lesser of, the committed revolving line of the borrowing base, less any outstanding letters of credit, foreign currency exchange contracts, or any other extension of credit by the financial institution. Advances against the revolving line bear interest at a rate equal to 1% above the prime rate. The line of credit expires on October 5, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities which supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to any derivatives. Sagent adopted SFAS No. 133 in its quarter ended March 31, 2001. The adoption of the SFAS No. 133 has not had a material effect on the Sagent's consolidated results of operations or financial position for the three or nine months ended September 30, 2001.

In October 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement supercedes and replaces the guidance in Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125 or Statement 125). SFAS No. 140 provides accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. The provisions of SFAS No. 140 are effective for transactions entered into after March 31, 2001. The adoption of SFAS No. 140 has not had a material effect on Sagent's consolidated financial statements.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill maybe separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions for each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002.

Sagent anticipates that future amortization of goodwill and other intangibles associated with our acquisitions will continue on a straight-line basis for the remaining three months of 2001, and will amount to approximately $540. Beginning January 1, 2002, Sagent will adopt SFAS 141 and SFAS 142. At that time, Sagent will perform the first of the required impairment tests of goodwill. The effects of these tests on the earnings and financial position of Sagent has not been determined. Amortization of goodwill during the nine months ended September 30, 2001 and 2000 was $1.6 million and $1.4 million, respectively.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No.143, "Accounting for Asset Retirement Obligations." SFAS No. 143. requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long- lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The provision of SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on Sagent's consolidated results of operations or financial position.

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No.30, "Reporting the Results of Operations - Reporting the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of business. The provision will be effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. The Company plans to adopt the provision on January 1, 2002. We do not expect the adoption of SFAS No. 144 to have a material effect on Sagent's consolidated results of operations or financial position.

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

THE RESTATEMENT OF OUR FINANCIAL RESULTS MAY HARM OUR BUSINESS AND RESULT IN A FURTHER DECLINE IN THE MARKET PRICE FOR OUR COMMON STOCK.

On November 28, 2001, we announced that we were revising our reported revenues for the first nine months of 2001 as a result of an internal investigation into the validity of sales orders to various government agencies. Our investigation confirmed that sales orders totaling approximately $5 million booked by one of our employees were invalid. As a result, we have filed Form 10-Q/A's for the periods ended March 31, 2001 and June 30, 2001 with financial statements restated to remove the effect of the invalid sales orders.

As a result of the restatement, Sagent has been named in additional shareholder lawsuits. These lawsuits could seriously harm our business and financial condition. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of the lawsuits also could result in the diversion of our management's time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause our stock price to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, the size of any such payment could seriously harm our financial condition. The complaints generally allege that we and the other named defendants made false or misleading statements of material facts about our financial results during 2001. The complaints, in general, do not specify the amount of damages that plaintiffs seek. As a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not set aside any financial reserves relating to potential damages associated with any of these lawsuits.

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ STOCK MARKET.

On November 21, 2001, we were notified by the NASDAQ Listing Qualifications Department that we were subject to Nasdaq delisting procedures as a result of our failure to timely file this Report on Form 10-Q. This report was not filed in a timely fashion due to the previously discussed investigation of certain sales orders. Since November 26, 2001, our trading symbol has been appended with an "E." We are working cooperatively with the Nasdaq staff and have obtained an oral hearing with the Nasdaq Listing Qualifications Panel to be held on December 20, 2001. At the hearing, we will need to demonstrate to the satisfaction of the panel our ability to sustain long-term compliance with all of the Nasdaq listing criteria, including the timely filing of annual and quarterly reports. If we are not able to demonstrate such ability, our common stock will likely be delisted from the Nasdaq National Market.

WE HAVE A HISTORY OF LOSSES, AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

For the nine months ended September 30, 2001, we incurred net losses of $30.2 million. We incurred net losses of $23.7 million, $12.1 million, and $15.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. As of September 30, 2001, we had an accumulated deficit of $97.2 million. We cannot assure you that we will achieve profitability, and if we do achieve profitability, that we will be able to sustain profitability.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE TO FUND OUR OPERATIONS.

Since our inception, we have funded our operations primarily through sales of equity securities, and not from cash generated by our business. During the last nine months, we have completed two separate private offerings of our common stock. In February 2001, we sold 5.8 million shares of our common stock to a group of private investors, raising approximately $16.0 million in net proceeds. In August 2001, we completed the sale of 9.1 million shares of our common stock to a group of private investors, netting approximately $15.8 million in proceeds.

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

In November and December 2001, several class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of investors who purchased Sagent common stock between May 11, 2001 and November 28, 2001. The complaints allege that Sagent and certain of its officers and directors violated the Securities Exchange Act of 1934. The complaints allege that during the class period, the defendants caused Sagent's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements.

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

We may not be able to successfully market, sell, deliver and support our products and services internationally. Our failure to manage our international operations effectively could limit the future growth of our business. International sales represented approximately 13% of our total net revenue for the year ended December 31, 2000 and 24% for the first nine months ended September 30, 2001. We conduct our international sales through local subsidiaries in the United Kingdom, Germany, France, Japan, Brazil, the Asia/Pacific, the Benelux Region, and Australia and through distributor relationships in South Africa and Iberica, Spain. The expansion of our existing international operations and entry into additional international markets will require management attention and significant financial resources.

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

INTEREST RATE RISK

At September 30, 2001 we had cash and cash equivalents totaling $19.1 million. If market interest rates decline, then our interest income would decline accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

Substantially all of our revenue recognized to date has been denominated in U.S. dollars and a significant portion of such revenue has been realized outside of the United States. To the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We have not entered into any forward contracts to purchase or sell foreign currencies. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future.

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

In November and December 2001, several class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of investors who purchased Sagent common stock between May 11, 2001 and November 28, 2001. The complaints allege that Sagent and certain of its officers and directors violated the Securities Exchange Act of 1934. The complaints allege that during the class period, the defendants caused Sagent's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements.

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of business. We establish reserves for such claims when a loss is probable and the amount of such loss is reasonably estimable. As of September 30, 2001, no such claims were probable and reasonably estimable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities.


In August 2001, we sold an aggregate of 9,115 shares of our unregistered common stock at a price per share of $1.84 to certain investors for an aggregate cash consideration of approximately $15.8 million, net of $1.0 million in offering costs. In connection with such sale, we also issued to certain placement agents in consideration of services rendered warrants to purchase 455,769 shares of our unregistered common stock at an exercise price of $1.84 per share. We relied upon Regulation D, Rule 506, of the Securities Act in connection with the sale of the shares and the issuance of the warrants. The sale of shares of common stock and the issuance of the warrants were made in compliance with all the terms of Rule 501 and 502 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

                                   SAGENT TECHNOLOGY, INC.



Dated: December 10, 2001           /s/    Steven R. Springsteel
                                   ---------------------------------------------
                                   Steven R. Springsteel
                                   Executive Vice President,
                                   Finance & Administration and
                                   Chief Financial Officer
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

----------

    (1) Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-1 (No. 333-71369), declared effective by the Securities and Exchange Commission (SEC) on April 14, 1999.

    (2) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

    (3) Incorporated by reference to the exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

    (4) Incorporation by reference to the exhibits to the Registrant's Current Report on Form 8-K filed with the SEC on August 7, 2001.

    + Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.