Form 10-K
period 2001-12-31
SAGENT TECHNOLOGY INC
filed 2002-04-01
CIK 1058425

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K
                               -------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    The aggregate market value of the voting stock held by non-affiliates based on closing sales price of the registrant's common stock as reported on The Nasdaq Stock Market as of March 28, 2002, was approximately $46.2 million.

    As of March 28, 2002, Registrant had 46,245,761 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The information required in Part III of this annual report is incorporated by reference to portions of the registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed on or prior to April 30, 2002.

================================================================================

                             SAGENT TECHNOLOGY, INC.

                                    FORM 10-K
                   For The Fiscal Year Ended December 31, 2001

                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
                                                        PART I

Item 1.       Business ...............................................................................       3
Item 2.       Properties .............................................................................      12
Item 3.       Legal Proceedings ......................................................................      12
Item 4.       Submission of Matters to a Vote of Security Holders ....................................      13

                                                        PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters ..............      14
Item 6.       Selected Financial Data ................................................................      15
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...      15
              Risk Factors That May Affect Future Results ............................................      27
Item 7A.      Quantitative and Qualitative Disclosure About Market Risk ..............................      34
Item 8.       Financial Statements and Supplementary Data ............................................      34
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...      59

                                                        PART III

Item 10.      Directors and Executive Officers of the Registrant .....................................      59
Item 11.      Executive Compensation .................................................................      59
Item 12.      Security Ownership of Certain Beneficial Owners and Management .........................      60
Item 13.      Certain Relationships and Related Transactions .........................................      60

                                                        PART IV

Item 14.      Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K ...........      60
Signatures ...........................................................................................      64
Exhibit Index

                             ______________________



     "Sagent," "Sagent Solution," "Real-time e-Business Intelligence," "Sagent Data Load Server," "Sagent Data Access Server," "Sagent Admin," "Sagent Automation," "Sagent Design Studio," "Sagent Information Studio," "Sagent Analysis," "Sagent Reports," "Sagent WebLink," "Sagent Portal," "Sagent Address Cleanser," "Sagent Forecaster Transform," "Sagent Statistical Calculator," are trademarks, trade names or service marks of Sagent. This annual report also contains trademarks, trade names and service marks of companies other than Sagent, and these trademarks, trade names and service marks are the property of their respective holders.

                                     PART I

     This annual report contains forward-looking statements based on the current beliefs of our management as well as assumptions made by and information currently available to our management, including statements related to the timing and amounts of our capital needs and expectations regarding licensing revenues and operating expenses. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "believe," "estimate" and other similar expressions. These forward-looking statements involve risks and uncertainties, including those described in the section entitled "Risk Factors that May Affect Future Results" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 1. Business

     Sagent offers a complete business intelligence software platform that allows business users and Information Technology (IT) departments to work together to integrate, analyze, deliver and understand information. Our technology and proven implementation methodology reduce the time and expense required to deploy custom business intelligence solutions. Our technology also forms the basis for multiple partner solutions that address the needs of specific vertical and functional application areas.

     More than 1,500 customers in a variety of market segments have realized the value of Sagent-based solutions and have experienced an immediate return on their investments.

     Sagent was incorporated in California in April 1995 under the name Savant Software, Inc. In June 1995, we changed our name to Sagent Technology, Inc. In September 1998, we reincorporated in Delaware. References in this annual report to "Sagent," "we," "our" and "us" refer to Sagent Technology, Inc. and its subsidiaries, unless the context otherwise requires. Our principal executive office is located at 800 W. El Camino Real, Suite 300, Mountain View, California 94040, and our telephone number at that office is (650) 815-3100.

Industry Background

     A company's information -- about its customers, products and operations -- has become a critical and strategic asset. As organizations pursue more complex operational strategies, their need for timely information increases. With businesses seeking to improve time to market and respond to rapidly changing market conditions, decision-making processes are becoming more distributed, thus heightening the need for broader dissemination of information throughout the enterprise. The Internet has given organizations the ability to share information internally and externally on a cost-effective basis and has dramatically increased the number of people who can receive and access information.

     Companies are looking for new, more effective ways to identify, qualify and sell to customers while they are at a company's website, call center, or store location. Many businesses use data about customers' prior buying habits to target marketing activities and create compelling offers for new products or services. But this historical data only delivers part of the picture. By augmenting the data collected during each customer interaction with value-added external information -- such as demographic, firmographic, and geographic content -- companies can get a clearer picture of who their customers are and what they need. Having a complete view of the customer enables companies to improve customer relationships and identify new opportunities for selling, cross-selling, and up-selling. Moreover, by understanding the actual geographic location of a customer's household, and the customer's proximity to services and potential hazards, companies can make rapid assessment of customer value as well as risk.

     In addition to gaining insight into customers, today's companies also require a better understanding of their own operations. To improve the timeliness and quality of critical business decisions, companies must give front-line managers the ability to rapidly develop, track, and respond to key business metrics. Empowering employees to make better operational decisions requires an information supply chain that delivers a thorough understanding of all business processes. However, the critical business information companies need to facilitate strategic decision-making is often locked up in multiple, disparate applications, databases, and legacy systems across departments, divisions, and the enterprise.

     Finally, with many companies seeking to develop analytic applications that give them insight into their business, a new challenge for the industry is to deliver rapid results (a driver behind packaged applications) while accommodating the business models that are unique to each company (traditionally accomplished through custom-coded solutions). Organizations want to preserve the company-specific analytics that mirror their objectives, processes and "go to market" strategy, but are anxious to leverage pre-built industry or functional-area content to accelerate time to deployment and reduce implementation costs.

Solution

     Sagent provides business users with a complete business intelligence platform and lifecycle methodology that simplifies the steps to business insight, minimizes project costs and risks, and creates new opportunities for rapid business analysis. Our solutions are designed to organize disparate data and support thousands of users as they pursue goals such as reduced operational costs, increased profitability, and improved customer retention. We combine subject matter expertise with pre-built metrics and data extraction components for specific functional areas to rapidly deliver results that fit each individual company.

     To augment our in-house capabilities, Sagent has partnered with leading subject matter experts in industries such as retail, banking, insurance, finance, energy, government and telecommunications. We work closely with these experts to create semi-custom solution packages that are targeted at specific business problems. Each package has an aggressive implementation schedule and an attractive timeline for return on investment. Our implementation partners and we initiate a joint consulting engagement that follows our Business Intelligence Lifecycle, and uses our Business Intelligence Platform and its built-in analytics as an enabling infrastructure for solution construction and deployment.

     Since Sagent is a technology company focused on business solutions, we partner with leading regional and global systems integrators to leverage our manpower, business expertise and presence in the global business intelligence marketplace. Through partner alliances with companies such as Cap Gemini Ernst & Young, Satyam Computer Services and Affiliated Computing Services (ACS), Sagent offers its customers the ability to expand their plans to include enterprise-wide deployments that cross departmental, divisional and international boundaries.

     Sagent offers many examples in which this model has been successfully applied. In the U.S. insurance industry, we have helped several companies to improve their business by systematically managing underwriting risk and by matching insurance product offerings with customers based on a specific geographic location. In the telecommunications industry, this same spatial analysis capability is being used with wire line and facility location data to pre-qualify customers for Digital Subscriber Line (DSL) technology that enables high-speed communications over existing telephone networks. In the credit union marketplace, we have helped customers such as Boeing Employees Credit Union, Provident Central Credit Union and Hughes Aircraft Employees Federal Credit Union build complete views of their customers and replace their legacy systems. Each of these implementations leveraged our or our partners' subject matter expertise to rapidly deploy custom analytic solutions that addressed specific business problems.

Products and Services

The Sagent Business Intelligence Lifecycle

     Sagent's products are organized around the concept of a complete Business Intelligence (BI) Lifecycle -- a business-focused process for managing the design, technical implementation and deployment of custom Business Intelligence solutions. With the BI Lifecycle, Sagent simplifies Business Intelligence so companies can deal with the real complexities that face their businesses. The BI Lifecycle brings together people, process and technology to close the gap between the amount of information available to the business and the number of key decisions that need to be made.

     The Business Intelligence Lifecycle consists of seven distinct phases, each of which is supported by one or more Sagent products or services.

     Design
     ------

     . Sagent supports a proven, repeatable methodology that encompasses business requirements analysis, project management, data warehouse design, system implementation and end-user training (Sagent Design Workshop, Sagent ROI Analysis Workshop)

..    Sagent professional services consultants deploy these techniques quickly and efficiently through proof of concepts, design workshops, formal classroom training and onsite mentoring of project staff (Sagent Educational Services, Sagent RightStart Workshop)

Connect
-------

..    Sagent has the ability to understand a wide variety of data source formats spanning the spectrum from old legacy applications to the latest e-business systems (Sagent DirectLink for Mainframe and AS/400, Sagent DirectLink for R/3, Sagent Load Server, Sagent Access Server)

..    Sagent customers interact with an easy-to-use visual design environment that lets them quickly evaluate and assimilate new sources of data (Sagent Design Studio)

Cleanse
-------

..    Sagent includes a powerful set of functions that can be used to systematically cleanse data and put it in a format that is appropriate for business analysis (Sagent Load Server)

..    Address information can be easily corrected to help companies obtain a complete and accurate view of their customers and suppliers (Sagent Address Cleanser / Coder, Sagent Address Broker, Sagent Merge/Purge)

Integrate
---------

..    Sagent can process massive amounts of data using all of the computing power available on any sized server, and can support the daily processing requirements of any sized organization (Sagent Load Server)

..    Sagent joins, merges and consolidates multiple streams of data in real time, and supports both database loading and presentation of data (Sagent Load Server, Sagent Access Server)

Analyze
-------

..    Sagent allows business users to work with their data using analytic components that connect together in flexible ways and do not require programming (Sagent Access Server, Sagent Information Studio)

..    Sagent's analytical component library includes solutions for forecasting, statistical analysis and geo-spatial determination (Sagent Forecaster, Sagent Analytical Calculator, Sagent Point in Polygon and Sagent Closest Site Transforms)

Deliver
-------

..    Sagent provides a web-based, thin-client information delivery infrastructure that scales to hundreds and thousands of users across both intranets and extranets (Sagent WebLink, Sagent iPortal)

..    Sagent enables real-time analysis through an intuitive, easy-to-use browser-based interface that can be understood by beginners and exploited by power users (Sagent iStudio)

..    Sagent enables information delivery through third party delivery tools including Business Objects and Crystal Decisions (Sagent Access Server)

Understand
----------

..    Sagent provides built-in support for online analytical processing (OLAP)
     using data in relational databases from leading vendors such as Oracle, Microsoft, IBM and Sybase (Sagent Analysis)

..    Operational reports can be easily deployed to large numbers of users with excellent performance and a high-degree of reliability, and can also be extended for use with 3rd-party front-end tools such as Microsoft Excel and Crystal Reports (Sagent Reports, Sagent iStudio)

Sagent's Products

     Sagent Business Intelligence Platform
     -------------------------------------

     Sagent's Business Intelligence Platform is a complete, open and high-performance software infrastructure that supports every phase of the BI Lifecycle and allows companies to aggressively develop custom analytic solutions that yield insight into their customers and business operations. The platform consists of several key components that integrate with a growing number of data integration and information delivery tools from Sagent and 3rd-party providers.

     Sagent Data Flow Server
     -----------------------

     The Sagent Data Flow Server is multi-user application server that processes disparate sources of data and prepares it for use within analytical applications. When it is bundled with the foundation library, the Data Flow Server is sold as the Sagent Data Load Server and is used for data warehouse construction and maintenance. When it is bundled with the display library, the Data Flow Server is sold as the Sagent Access Server and is used to prepare information for use within reporting and analysis tools

     Sagent Repository
     -----------------

     The Sagent Repository stores all of the technical metadata (data about data) required to create and manage data warehouses, as well as the information required for deploying Sagent access plans to front-end tools. The Sagent Repository is open, and can be hosted on any of the popular relational databases.

     Sagent Analytical Component Libraries
     -------------------------------------

     Business Intelligence professionals and business analysts use our analytic components to solve a broad variety of data integration and data analysis problems. Analytic components are discrete software components that can be created, installed and upgraded independently of one another. Analytic components package the knowledge, methods and best practices developed by subject matter experts and allow it to be implemented by business users with minimal training.

     Sagent WebLink
     --------------

     WebLink is the server layer that connects the Data Flow Server to the Internet. It provides a robust, scalable interface to web servers and web application servers. WebLink allows corporate developers and our system integration partners to create and deploy custom analytic solutions over corporate intranets and the Internet

Research and Development

    Product Enhancements from QMS Acquisition
    -----------------------------------------

    Our acquisition in December 1999 of Qualitative Marketing Software, Inc., or QMS, further enhanced the capabilities of our product suite. With the QMS technologies, we now provide tools and services for data quality, enhancement and profiling. These products enable our customers to supplement the data they already have with value-added external information -- such as demographic, firmographic, and geographic content. This enables a number of important applications for marketing, customer service, and customer relationship management, including:

     . Data enhancement -- records are appended with neighborhood, household, and business information U.S. Census demographics and national consumer and business data.

     . Spatial enhancement and analysis -- records are appended with address-level latitude and longitude coordinates.

     . Address standardization, correction and verification -- records are checked against the official U.S. and Canada Postal Services deliverable address database for address correction and addition of ZIP+4, carrier route, delivery point bar code data, line-of-travel codes and more.

     . Householding and record consolidation -- data from diverse sources are consolidated to combine records of people living under the same roof into a single record.

     . Move updating -- our technology matches customer and prospect databases against approximately 16 million individuals and businesses in the USPS FAST forward database that have changed addresses during the past six months. When a match is found, that record is updated automatically.

     Release of Sun-based Solution
     -----------------------------

     In Q1 2001, we passed a critical development milestone with the release of the internationalized Sagent Solution for the Sun Microsystems Solaris platform. During the year we won major new accounts with the new Solaris release including SunGard Securities, Pinnacle West Energy, California State AAA Insurance, Mentor Graphics, CTC (largest Sun reseller in the world), Singapore Telephone and NTT DoCoMo.

     Release of Sagent Solution 4.5i
     -------------------------------

     In Q3 2001, we released Sagent Solution 4.5i. This was a major milestone for Sagent, as it was the first product release for both NT and Solaris, with simultaneous domestic and international availability. The release incorporated significant performance enhancements (50% improvement), new analytic transforms, and iStudio -Sagent's first web-based reporting solution. Of the new customers in 2001, over 30 percent purchased the complete Sagent Solution-confirming the market's growing requirement for an end-to-end business intelligence solution.

     Integrated Business Intelligence Solution for Mainframes
     --------------------------------------------------------

     In Q4 2001, we launched our new integrated business intelligence solution for mainframe computers and IBM AS/400 mid-range computers. This capability allows for data extraction and data integration without time-consuming, tedious programming.

     In Q4 2001, we were granted a new patent by the U.S. patent office for our unique metadata definitions process, illustrating our continued and innovative technology leadership.

     Further Product Development
     ---------------------------

     We intend to continue making substantial investments in research and development and related activities to maintain and enhance our product lines. Product development is based upon a consolidation of the requirements from the BI markets, existing customers, technical support and engineering. Sagent provides documentation, quality assurance and delivery and support capabilities (as well as product design and implementation) for our products. There can be no assurance that we will be able to complete these engineering activities in a timely or successfully manner, and the failure to do so could have a material adverse effect upon our business, operating results and financial condition.

Services

     To complement our product offering, we also offer professional consulting and training services to help customers achieve fast and full value from their implementation of the Sagent Solution. Sagent Professional Services, or SPS, provides a wealth of product and industry experience, from project definition and application development to deployment, training, and ongoing support.

Sales and Marketing

     We are focused on building market awareness, acceptance of our products and services, and on developing strategic partnerships. Key components of our marketing strategy are image and awareness building, direct marketing to both prospective and existing customers, a strong Internet presence, and marketing activities with key local and global partners. Our corporate marketing strategy includes extensive public relations activities, lead generation campaigns and presentations at conferences and trade shows. Our direct marketing activities include participation in selected trade shows and conferences, targeted advertising, direct mail efforts to existing and prospective customers, and local, regional and on-site and web-based seminars. Our corporate website is also used to generate leads for follow-up by our sales organization. Our inside sales group provides telemarketing support, as well as qualification of leads from other channels. Our partner and channel marketing activities help to recruit, train, support and conduct cooperative marketing with technology partners, resellers and value-added resellers. These programs help to foster strong relationships with our partners and take advantage of opportunities for marketing leverage. Our marketing organization also provides a wide-range of programs, materials and events to support the sales organization in its efforts. We have several strategic relationships, including Hyperion Solutions, Advent Software, Cap Gemini Ernst & Young, EDS, UNISYS and Microsoft.

     In 2001 we created subsidiaries in the Netherlands, Australia and Mexico. We gained majority ownership in our Asia Pacific joint venture, a joint venture between Sagent and eGlobal. We also entered into an agency agreement with a distributor in Italy.

     In Q3 2001, we signed a system integrator agreement with Satyam in India, an end-to-end IT solutions provider. In Q4 2001 we closed a major OEM contract and strategic partnership with Hyperion to embed various components of our technology into Hyperion's Business Intelligence Platform, and to have Hyperion resell certain Sagent products to their customers. We also signed a systems integration agreement with Cap Gemini Ernst & Young, which yielded five new customers. In Q4 2001, we signed a joint sales and marketing agreement with CTC, the largest Sun distributor in the world. Lastly, we are continuing to have success with system integrator partner, UNISYS, particularly in Latin America.

     The sales and marketing staff is based at our corporate headquarters in Mountain View, California. Our inside sales organization is based in Boulder, Colorado. We also have field sales offices in 12 locations around the United States, and 13 field sales offices in countries throughout the world.

Indirect Sales

     We have grown our indirect sales channel by focusing on expanding our relationships with partners who create Sagent-integrated solutions for the needs of companies globally, who resell our product line, who are certified experts in delivering custom application consulting and implementation, and those who extend our marketing reach. About twenty-five percent (25%) of Sagent's 2001 revenue was generated through such indirect channels. These channels included the following:

     . Independent Software Vendors (ISV's) - OEM partners embed Sagent products in their own applications to form specialized analytical solutions for vertical or functional applications. Key partners include Advent Software, Hyperion Solutions, Risk Management System
          (RMS) and Siebel Systems.

     . Systems Integrators - Systems integrator partners deliver custom application consulting and related implementation, integration, and/or training services. Key systems integrator partners include ACS, Cap Gemini Ernst & Young, and Satyam.

     . Alliance Programs - Alliance partners cooperatively position and market the benefits of a comprehensive, integrated multi-vendor solution to the marketplace. Key alliance partners include Microsoft and Sun Microsystems.

     . Distributors - To complement our global sales efforts and address certain international markets, Sagent uses resellers and distributors to market many of our products. Key distributors include Fujitso, Intec and Kavasaki.

     Sagent offers a compelling value proposition to partners; for example, for ISV partners, Sagent provides business intelligence extensions to partner product lines. By taking advantage of our visual programming interface and fully integrated analytic components, ISV partners achieve faster time to market and lower their non-recurring engineering costs and maintenance costs.

     Sagent enables solutions-oriented sytem integrator (SI) partners to lower software integration costs and offer feature-rich products that permit more rapid deployment of the initial solution. Total software costs, with Sagent Solutions, are typically less than alternatives (e.g., AB Initio, Informatica, Ascential, Cognos, Microstrategy, Trillium, Firstlogic, etc.) because Sagent offers a complete solution, with products that address the entire Business Intelligence Lifecycle. Sagent's SI partners are able to increase consulting margins by entering fixed-bid engagements with confidence and focusing on higher margin business process consulting for solution deployment.

     Sagent has a comprehensive SI partner program. Certified SI partners are entitled to participate in programs such as: discounted consultant training, practice/project leader awareness, joint sales & marketing, development and demonstration software licenses, and user conferences.

Customers

     We currently have more than 1,500 customers throughout the world and across such diverse industries as insurance, financial services, retail, e-commerce, healthcare and telecommunications. The following are several of our larger customers:

     .   Allstate
     .   Boeing Credit Union
     .   California State Auto Association
     .   Carrefour (France)
     .   Fujitsu (Japan)
     .   Haht Software
     .   Hughes Aircraft
     .   Hyperion
     .   IndyMac Bank
     .   Kawasaki Steel (Japan)
     .   Nationwide (UK)
     .   OfficeMax
     .   Risk Management System
     .   Sears
     .   Siebel Systems
     .   Telcordia
     .   Tickets.com
     .   United Health Group
     .   Unisys

     We had no single customer during 2001 that accounted for 10% or more of our total 2001 revenues. Sales to customers located outside the United States accounted for 28% of our total 2001 revenue.

Competition

     We operate in an intensely competitive, highly fragmented, and rapidly changing market. Our current and potential competitors offer a variety of software solutions and generally fall within five categories:

     . Vendors of packaged analytic applications such as Informatica, Broadbase, E.Piphany;

     . Vendors of business intelligence software such as Cognos, Brio, MicroStrategy, and Hummingbird;

     . Vendors of data warehousing/data mart infrastructure environments such as Informatica, Ascential, and Acta;

     . Database vendors that offer products which operate specifically and only with their proprietary database, such as Oracle, IBM, and Microsoft;

     .   Data providers and distributors such as Axciom and HotData.

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

     Our products compete on the basis of the following factors:

     .   completeness of solution
     .   product features
     .   product breadth
     .   product quality
     .   product performance
     .   analytical capabilities
     .   access to external information
     .   data quality features
     .   user scalability
     .   web integration
     .   data volume scalability
     .   ease of use
     .   customer support
     .   rapid implementation services
     .   price

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

     There can be no assurance that others will not develop technologies that are similar or superior to our technology or design around any patent that we may come to own. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology.

     We have entered into source code escrow agreements with a number of customers and indirect channel partners requiring release of our source code under certain circumstances. Such agreements provide that the contracting party will have a limited, non-exclusive right to use the code subject to the agreement in the event that:

     .  there is a bankruptcy proceeding by or against us;

     .  if we cease to do business; or

     .   in some cases, if we fail to meet our contractual obligations.

     We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could:

     .   be time consuming to defend;

     .   result in costly litigation;

     .   divert management's attention and resources;

     .   cause product shipment delays; or

     .   require us to enter into royalty or licensing agreements.

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

Employees

     As of December 31, 2001, we employed 283 full-time personnel, including 174 in sales and services, 11 in marketing, 73 in research and development and 25 in general and administrative positions. Of these employees, 197 were located in the United States and 86 were employed in other countries.

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

Item 2. Properties

     Our principal offices currently occupy approximately 34,000 square feet in Mountain View, California, pursuant to a lease which expires in October 2003. We also lease a research facility in Boulder, Colorado and have 14 short-term executive suites leases in North America, including locations in:

     .  Arizona
     .  California
     .  Colorado
     .  Florida
     .  Georgia
     .  Illinois
     .  Massachusetts
     .  New York
     .  Texas
     .  Virginia
     .  Washington

     Sagent exited the Florida property as part of its restructuring program approved by the Board of Directors in December 2001. We also have sales offices in Germany, France, Netherlands, Brazil, Japan, Mexico, Australia, and the United Kingdom. We believe that our facilities are adequate to meet our needs for the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations.

Item 3. Legal Proceedings

     From time to time, the Company has been subject to litigation including the pending litigation described below. Because of the uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates. Pending or future litigation could be costly, could cause the diversion of management's attention and could upon resolution, have a material adverse affect on our business, result of operations, financial condition and cash flow.

     In addition, the Company is engaged in certain legal and administrative proceedings incidental to our normal business activities and believes that these matters will not have a material adverse effect on our financial position, result of operations or cash flow.

     From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court on behalf of the individual investors who purchased Sagent common stock between October 21, 1999 and April 18, 2000. The claims allege that Sagent misrepresented its prospects for 1999 and the first quarter of 2000. Thereafter, the court consolidated the complaints and selected a lead plaintiff and counsel. A consolidated amended complaint was filed in April 2001. The defendants filed a motion to dismiss the consolidated amended complaint. On September 28, 2001, the court granted the defendants' motion, and gave the plaintiffs leave to amend the complaint. On December 28, 2001, the class plaintiffs filed a second amended complaint. Defendants filed a motion to dismiss that complaint on February 15, 2002. The hearing on defendants' motion is scheduled for May 6, 2002.

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

     The parties agreed to defer the Hu proceeding indefinitely, pending the outcome of the Fanucci matter. The court entered an order deferring the Hu complaint on January 11, 2002. Thereafter, on January 16, 2002, the Fanucci plaintiff filed a motion to transfer and/or remand that case back to the Superior Court for San Mateo County where it was originally filed. The court heard oral argument on defendants' motion to dismiss the Fanucci complaint, and the plaintiffs' transfer motion on January 28, 2002. On March 1, 2002, the court issued an order sustaining Sagent's motion to dismiss, granting the plaintiff leave to amend his complaint, denying the plaintiff's motion to transfer an/or remand the Fanucci case to San Mateo County, and ordering Sagent to produce a limited quantity of documents to the plaintiff.

     In October 2001, infoUSA, Inc. filed a complaint against Sagent in the District Court of Douglas County, Nebraska, seeking amounts infoUSA claims are owed under a license agreement between Sagent and infoUSA. The amount of the claim is $900,000, plus interest. A default judgment for the full amount of the claim was entered against Sagent on December 20, 2001, for failure by Sagent to respond to the intial complaint. Sagent filed a motion to set aside the default judgment in January, 2002. On February 22, 2002, the court granted Sagent's motion to set aside the default judgment, and allowed Sagent to file its answer to the complaint.

     In November and December 2001, several class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of investors who purchased Sagent common stock between May 11, 2001 and November 28, 2001. The complaints allege that Sagent and certain of its officers and directors violated the Securities Exchange Act of 1934. The complaints allege that during the class period, the defendants caused Sagent's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements. The court has selected a lead plaintiff in that action and we expect a consolidated amended complaint to be filed.

     In February 2002, two derivative lawsuits were filed by purported Sagent shareholders in the United States District Court for the Northern District of California. The complaints name certain of our present and former officers and directors as defendants. The principal allegation of the complaints is that the defendants breached their fiduciary duties to Sagent.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     Our common stock is listed for trading on The Nasdaq Stock Market's National Market under the symbol "SGNT." The following table lists the high and low closing sales prices of our common stock for the periods indicated.

                                                    HIGH         LOW
                                                  --------    --------
    Year Ended December 31, 2001:
      Fourth Quarter............................  $   1.93    $   0.61
      Third Quarter.............................  $   2.56    $   1.10
      Second Quarter............................  $   2.20    $   1.12
      First Quarter.............................  $   4.88    $   1.63
    Year Ended December 31, 2000:
      Fourth Quarter............................  $   7.63    $   1.19
      Third Quarter.............................  $  13.94    $   7.44
      Second Quarter............................  $  28.00    $   6.25
      First Quarter.............................  $  43.63    $  16.63

     At March 25, 2002, there were approximately 271 stockholders of record of our common stock, and the last reported sales price of our common stock was $1.08. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of shareholders requested by these record holders.

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

                                                                             Selected Annual Financial Data
                                                                                 Year Ended December 31,
                                                            ----------------------------------------------------------------
                                                               2001           2000         1999         1998         1997
                                                            ----------    ----------    ----------   ----------   ----------
                                                                          (in thousands, except per share data)
     Net revenue .....................................      $   47,418    $   58,188    $   48,001   $   25,001   $   12,322
     Net loss ........................................      $  (40,263)   $  (23,704)   $  (12,092)  $  (15,056)  $   (7,188)
     Net loss per common share:
       Basic and diluted .............................      $    (1.02)   $    (0.82)   $    (0.55)  $    (2.60)  $    (1.46)
     Total assets ....................................      $   49,786    $   46,087    $   66,704   $   18,617   $   11,586
     Long-term obligations ...........................      $    1,554    $      895    $    1,491   $    4,062   $    5,363
     Retained earnings (accumulated deficit) .........      $ (107,204)   $  (66,941)   $  (43,237)  $  (31,145)  $  (16,089)
     Total stockholder's equity ......................      $   24,853    $   26,665    $   43,374   $    2,299   $    5,106

                                                                           Selected Quarterly Financial Data
                                                                                   Three Months Ended
                                                              -----------------------------------------------------------
                                                               March 31         June 30      September 30     December 31
                                                              ---------       ----------     ------------     -----------
                                                                          (in thousands, except per share data)
          2001:
          Revenue ....................................        $ 10,291         $ 12,534         $ 11,448         $ 13,145
          Gross profit ...............................        $  6,327         $  8,757         $  7,327         $  8,768
          Net loss before income taxes ...............        $(10,499)        $ (6,911)        $(12,508)        $ (9,831)
          Net loss ...................................        $(10,524)        $ (6,943)        $(12,760)        $(10,036)
          Earnings (losses) per share:
            Basic and Diluted ........................        $  (0.32)        $  (0.19)        $  (0.31)        $  (0.22)

          2000:
          Revenue ....................................        $ 14,537         $ 17,502         $ 13,819         $ 12,330
          Gross profit ...............................        $ 11,831         $ 14,587         $ 10,256         $  8,524
          Net loss before income taxes ...............        $ (2,009)        $  1,540         $ (8,182)        $(14,543)
          Net loss ...................................        $ (2,019)        $  1,533         $ (8,381)        $(14,837)
          Earnings (losses) per share:
            Basic ....................................        $  (0.07)        $   0.05         $  (0.29)        $  (0.51)
            Diluted ..................................        $  (0.07)        $   0.05         $  (0.29)        $  (0.51)

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

     In November 2001, we discovered that certain sales orders were invalid. We undertook an investigation, which determined that the invalid sales orders were limited to software licenses to certain government agencies submitted by one employee in the Washington D.C. office. As a result, the unaudited condensed consolidated financial statements included in the Quarterly Reports on Form 10-Q filed on May 15, 2001 and August 14, 2001 were restated to remove the effect of the invalid sales orders. To the extent the following discussion and analysis refers to financial results for the period ended December 31, 2001, such discussion and analysis refers to such results as so revised.

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

Recent Major Developments

     Restructuring

     In response to challenges in the business environment, in December 2001, our Board of Directors approved a restructuring program aimed at streamlining its underlying cost structure to better position us for growth and improved operating results. The reductions came from all areas of the organization and, as of December 31, 2001, the majority of these terminations were completed and resulted in a restructuring charge of $0.7 million, which consisted of $0.3 million related to reduction in workforce and $0.4 million in estimated facility and exit costs that were associated with the closing of two facilities.

     The majority of the cost savings is expected to be realized as a result of lower headcount and reduced facility costs. Over time, these cost savings are expected to be partially offset by increased operating expenses to support future growth.

     While we believe that our business realignment will assist us in increasing revenues, reducing expenses, and thereby achieving profitability, we cannot assure you that we will achieve these anticipated results. We may in the future need to take additional actions, including further changes to the business organization, in order to realign the business with anticipated requirements. If we are not successful in realigning our business to increase revenues and decrease costs, we may never achieve profitability.

     Private Placements

     In February 2001, we completed a private placement of approximately 5.7 million shares of our common stock and received proceeds of $16.0 million, net of $0.6 million in offering costs. In connection with the private placement, we also issued to certain placement agent warrants to purchase 0.2 million shares of our common stock. In August 2001, we completed a second private placement of approximately 9.1 million shares of our common stock and received proceeds of $15.8 million, net of $1.0 million in offering costs. In connection with the private placement, we also issued to certain placement agent warrants to purchase 0.5 million shares of our common stock. We plan to use the net proceeds of these offerings as working capital to finance the daily operation of the company.

     Strategic Alliance

     In December 2001, we entered into an alliance agreement with Hyperion to embed various components of our technology into Hyperion's Business Intelligence solution. Under the terms of the agreement, our patented Data Flow Server, data transformation capabilities and various elements of our user interface will be integrated into Hyperion's enterprise business intelligence solutions. Hyperion may also resell certain Sagent products as a value-add to customers. Sagent and Hyperion have agreed to share existing and future patent rights related to the Sagent technology used in the Hyperion business intelligence solution. We were paid an up front fee in connection with this agreement in December 2001 and have the opportunity to earn royalties in the future as Hyperion re-sells the licensed technology.

     Business Combinations

     In January 2001, we acquired an additional 33% interest in Sagent Asia/Pacific Pte. Ltd from eGlobal, a privately held company that specializes in the distribution of technology products and services in Singapore and other Asia countries. In consideration for 1.0 million shares of our common stock, valued at $3.5 million, we received an additional 2.1 million common shares of Sagent Asia/Pacific Pte. Ltd. This brings the total interest of Sagent in Sagent Asia/Pacific Pte. Ltd to 53%. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we recorded goodwill of $2.8 million, which is being amortized on a straight-line basis over a period of five years and acquired gross assets of approximately $2.8 million and minority interest of $1.3 million. Goodwill amortization will cease on January 1, 2002, upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Assets acquired consist primarily of cash and accounts receivable. The results of operations for Sagent Asia/Pacific Pte. Ltd. have been included in our consolidated results from the date of the acquisition.

     In April 2001, we acquired 100% interest in Sagent Benelux for cash of $0.1 million and the assignment of a portion of our outstanding accounts receivable valued at $0.2 million to the selling shareholders. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we recorded goodwill of $0.2 million, which is being amortized on a straight-line basis over a period of five years. Goodwill amortization will cease on January 1, 2002, upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". The results of operations of Sagent Benelux have been included in our consolidated results from the date of the acquisition.

Critical Accounting Policies

     Sagent's critical accounting policies are as follows:

    .   Revenue Recognition

    .   Valuation of long-lived assets and goodwill

    .   Consolidation of Sagent's international operations

    .   Valuation allowances

     Revenue recognition

     Sagent sells its software products directly to our customers and through channel partners such as enterprise software vendors, resellers and distributors. Enterprise software vendors generally integrate our products with their applications and will embed them into their products or resell them with their products. Our other channel partners, principally resellers and distributors, sell our software products to end user customers.

     Sagent derives its revenue from license fees for software products and fees for services relating to the software products, including consulting, training, software and data updates, technical support and real-time marketing services over the Internet.

     Sagent recognizes revenue in accordance with Statement of Position 97-2 Software Revenue Recognition (SOP 97-2), as amended by SOP 98-4 and 98-9 and generally recognize revenue when, all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: 1) persuasive evidence of an arrangement exists, 2) delivery had occurred, 3) the fee is fixed or determinable, and 4) collectibility is probable. We define each of the four criteria above as follows:

     Persuasive evidence of an arrangement exists - It is our customary practice to have a written contract, which is signed by both the customer and the Company.

     Delivery has occurred - Our software may be either physically or electronically delivered to the customer. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

     The fee is fixed or determinable - Arrangement fees are generally due within six months or less. Arrangements with payment terms extending beyond these customary payments terms are considered not to be fixed or determinable, and revenue from such arrangements is recognized as payments become due.

     Collectibility is probable - Collectibility is assessed on a customer-by-customer basis. New customers are subjected to a credit review process, which evaluates the customers' financial positions and ultimately their ability to pay. Sagent assesses collectibility based on a number of factors, including past transaction history with the customers and their credit worthiness. Sagent obtains and reviews credit reports from the third-party credit reporting agencies for new customers with which it is not familiar. If Sagent determines that collection of a fee is not probable, it defers the fee and recognizes revenue at the time collection becomes probable, which is generally upon receipt of cash.

     We allocate revenue on software arrangements involving multiple elements to the delivered element using the residual method. Our determination of fair value of the undelivered elements in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to maintenance, professional services and data services components of our license arrangements. We sell our data and professional services separately, and have established VSOE on this basis. We have also established VSOE for maintenance services for accounts less than $1 million through selling such services separately. VSOE for maintenance services for accounts greater than $1 million is determined based upon the customer's annual renewal rates. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from data, maintenance and support services is recognized ratably over their respective terms.

     Sagent usually licenses its software products on a perpetual basis. If vendor specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until the earlier of a) such evidence does exist for the undelivered elements, or b) all elements are delivered. Where software license contracts call for payment terms of six months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied.

     Sagent's customers generally require consulting and implementation services which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their needs. Were consulting services essential to the functionality of the licensed software, then both the license revenue and the consulting service revenue would be recognized as the services are performed. Our arrangements regarding sales of software licenses generally do not include services that are essential to the functionality of the software.

     When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that a) the above revenue recognition criteria are met, b) payment of the license fees is not dependent upon performance of the consulting services, and c) the services do not include significant alterations to the features and functionality of the software. To date, services have not been essential to the functionality of the software products for substantially all software agreements.

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

     Valuation of long-lived assets

     Sagent assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     The following factors could trigger an impairment review:

     .    Changes in economic and industry trends
     . Changes in the strategies of the company in sales and marketing and research and development
     .    Changes in projected future operating results
     .    Changes in the mode of operations and the exit from facilities
     . Significant decline in Sagent's stock price for a significant period of time.

     When Sagent determines that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon any of the above indicators of impairment, Sagent measures any impairment based on a projected discounted cash flow using a discount rate determined by our management to be commensurate with the risk inherent in our business model. Cash flows are projected for each of the Company's geographic regions, which are the lowest level of identifiable cash flows.

      Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective in 2002. Upon adoption of SFAS No. 142, Sagent will cease to amortize any goodwill in 2002. In lieu of amortization, we are required to perform an impairment review of our goodwill in 2002 and annual reviews thereafter. Sagent does not expect to record an impairment charge upon completion of the initial review, however, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded. Sagent expects to complete the initial review during the first half of 2002.

     Asset impairment charges of $3.4 million in 2001 consisted of $1.8 million reserve on shareholders' notes, $0.3 million reduction in the carrying value of goodwill, $1.2 million impairment of prepayments for data center services, and $0.1 million of other losses related to the closing of a remote facility.

     Sagent has a minority investment in a privately held company. This investment is included in other long-term assets on the balance sheet and is carried at cost since Sagent owns less than 20% of the voting equity and does not have the ability to exercise significant influence over this company. This investment is inherently high risk as the market for technologies marketed by the company is at a very early stage and may never be significant. Sagent can potentially lose all its investment in this company. As a result, Sagent continuously monitors its investments for impairment and makes appropriate reductions in carrying values when necessary. In performing the impairment assessment, Sagent considers the Company's recent equity transactions, current solvency and access to capital. At December 31, 2001, Sagent recognized a $230 loss in this investment.

Consolidation of Sagent's international operations

     Sagent has several international subsidiaries that accounted for 28% of our net revenue, 15% of our total assets and 15% of our total liabilities as of December 31, 2001. The functional currency of our foreign subsidiaries is the local currency. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary's operations must also be considered. Sagent translates the assets and liabilities of international subsidiaries into U.S. dollars at the current rates of exchange in effect during each period. Revenue and expenses are translated using rates that approximate those in effect during the period. Gains and losses from translation adjustments are included in stockholders' equity in the consolidated balance sheet caption "Accumulated other comprehensive loss."

     Accordingly, we had a cumulative translation loss of $0.2 million and a cumulative translation gain of $0.1 million at December 31, 2001 and 2000, respectively. Had we determined that the functional currency of our subsidiaries was the U.S. dollar, these loss and gains would have increased or decreased our loss for each of the years presented. The magnitude of these gains and losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the following:

     .    U.K.              British Pound
     .    Japan             Japanese Yen
     .    Germany           Euro
     .    France            French Franc
     .    Australia         Australian Dollar
     .    Brazil            Brazilian Real
     .    Benelux           Euro
     .    Mexico            Mexican Peso
     .    Asia Pacific      Singapore Dollar

     Any future translation gains and losses could be significantly higher than those noted in each of these years if the international business continues to grow. In addition, if we determine that a change in the functional currency of our subsidiaries has occurred at any point in time, we would be required to include any translation gains or losses from the date of change in our statement of operations.

     Valuation allowances

     The preparation of financial statements requires Sagent's management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

     Sagent's current estimated range of liability related to some of the pending litigation is based on claims for which we can reasonably estimate the amount and range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, Sagent is unable to make a reasonable estimate of the liability that could result from unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

     Sagent also analyzes current accounts receivable for a reserve for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance for doubtful accounts was $1.7 million and $5.0 million as of December 31, 2001 and 2000, respectively. The allowance includes specific reserves for accounts where collection is no longer considered probable. In addition, we maintain a general reserve for invoices without specific reserves by applying a percentage based on the age category. In 2001, Sagent recognized $2.3 million of bad debt expense and wrote-off $5.6 million in accounts receivable against the allowance for doubtful accounts.

     Sagent has a 90 days warranty for any defects in the products that it sells to customers. Sagent has not provided any allowances for returns since historically we have not had any material returns due to defects.

Results of operations for fiscal years ended December 31, 2001, 2000 and 1999

     The following table sets forth certain data from our consolidated statements of operations as a percentage of total revenue. The information contained in the table below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report.

                                                                                  YEARS ENDED DECEMBER 31,
                                                                                  ------------------------
                                                                    2001                   2000                    1999
                                                            ---------------------------------------------------------------
        Revenue:
          License ........................................  $   25,804     54%    $   34,666      60%     $   34,130     71%
          Service ........................................      21,614     46         23,522      40          13,871     29
                                                            ----------   ----     ----------    ----      ----------   ----
                  Total net revenue ......................      47,418    100         58,188     100          48,001    100
                                                            ----------   ----     ----------    ----      ----------   ----
        Cost of revenue:
          License ........................................       3,855      8          2,164       4           3,195      7
          Service  (1) ...................................      10,497     22         10,491      18           6,954     14
          Amortization of abandoned development projects .          --     --             --      --           1,600      3
          Impairment of licensed technology ..............       1,887      4            335      --              --     --
                                                            ----------   ----     ----------    ----      ----------   ----
                  Total cost of revenue ..................      16,239     34         12,990      22          11,749     24
                                                            ----------   ----     ----------    ----      ----------   ----
        Gross profit .....................................      31,179     66         45,198      78          36,252     76
                                                            ----------   ----     ----------    ----      ----------   ----
        Operating expenses:
          Sales and marketing  (2) .......................      37,413     79         37,141      64          25,600     53
          Research and development  (3) ..................      13,560     29         16,668      29          11,206     23
          General and administrative  (4) ................      13,451     29         15,062      26           4,426      9
          Stock-based compensation .......................         844      2            703       1           2,755      6
          Amortization of goodwill .......................       2,439      5          1,957       3             452      1
          Asset impairment ...............................       3,429      7             --      --              --     --
          Restructuring costs ............................         683      1             --      --              --     --
          Merger and integration charges and (credits) ...          --     --         (2,318)     (4)          4,646     10
                                                            ----------   ----     ----------    ----      ----------   ----
                    Total operating expenses .............      71,819    152         69,213     119          49,085    102
                                                            ----------   ----     ----------    ----      ----------   ----
          Loss from operations ...........................     (40,640)   (86)       (24,015)    (41)        (12,833)   (26)
        Interest income ..................................         623      1          1,367       2           1,167      2
        Interest (expense) ...............................        (540)    (1)           (90)     --            (162)    --
        Other income (expense), net ......................         808      2           (456)     (1)             (1)    --
                                                            ----------   ----     ----------    ----      ----------   ----

           Loss before income taxes .........     (39,749)   (84)       (23,194)    (40)        (11,829)   (24)
           Income tax expense ...............         514      1            510       1             263      1
                                               ----------   ----     ----------    ----      ----------   ----
           Net loss .........................  $  (40,263)   (85)%   $  (23,704)    (41)%    $  (12,092)   (25)%
                                               ==========   ====     ==========    ====      ==========   ====

     (1) Excludes stock-based compensation of $0, $176, and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.
     (2) Excluded stock-based compensation of $248, $527 and $1,262 for the years ended December 31, 2001, 2000 and 1999, respectively.
     (3) Excluded stock-based compensation of $0, $0 and $1,260 for the years ended December 31, 2001, 2000 and 1999, respectively.
     (4) Excluded stock-based compensation of $596, $0 and $233 for the years ended December 31, 2001, 2000 and 1999, respectively.

Revenue

     Our total revenue was $47.4, $58.2 and $48.0 million in 2001, 2000 and 1999, respectively, representing a decrease of 19% or $10.8 million from 2000 to 2001 and an increase of 21% or $10.2 million from 1999 to 2000. The decrease in revenue from 2000 to 2001 was primarily attributed to a slower domestic market demand for software products in a generally weakened economic and information technology purchasing environment. The 21% overall revenue growth from 1999 to 2000 was primarily due to the increase of 70% or $9.7 million in service revenue during 2000.

     License revenue was $25.8, $34.7, and $34.1 million in 2001, 2000 and 1999, respectively, representing a decrease of 26% or $8.9 million from 2000 to 2001 and an increase of 2% or 0.6 million from 1999 to 2000. The decline in license revenue from 2000 to 2001 were primarily due to a slower domestic market demand for software products and lack of execution of larger transactions coupled with lower sales force productivity caused by organizational and leadership changes that continued from prior year. In fiscal year 2000, we experienced turnover in our sales and marketing organizations that delayed integrating certain Qualitative Marketing Software's operations and products into our sales, product marketing and general operations and as a result the license sales in 2000 was flat compared to 1999.
                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                           2001          2000           1999
                                       ------------  ------------   ----------
      Service:
          Maintenance                    $ 10,367      $  7,683      $   3,517
          Professional services            11,247        15,839         10,354
                                         --------      --------      ---------
      Total service revenue              $ 21,614      $ 23,522      $  13,871
                                         ========      ========      =========

     Service revenue was $21.6, $23.5 and $13.9 million in 2001, 2000 and 1999, respectively, representing a decrease of 8% or $1.9 million from 2000 to 2001 and an increase of 70% or $9.6 million from 1999 to 2000.

     Maintenance revenue was $10.4, $7.7 and $3.5 million in 2001, 2000 and 1999, respectively, representing an increase of 35% or $2.7 million from 2000 to 2001 and an increase 118% or $4.2 million from 1999 to 2000. The sequential increases in maintenance revenue were due primarily to new licenses and an increased effort to renew the maintenance agreements within the existing customer base. We expect maintenance revenue to continue to rise during 2002 as a result of our effort to continue to increase our installed base of customers and maintain consistent maintenance renewal rates.

      Professional services revenue was $11.2, $15.9 and $10.4 million in 2001, 2000 and 1999 respectively, representing a decrease of 29% or $4.7 million from 2000 to 2001 and an increase 53% or $5.5 million from 1999 to 2000. The decrease in professional services revenue in 2001 from 2000 was due to the slow down of the economy and a decline in new license revenue in 2001. The increase from 1999 to 2000 was primarily the result of our concerted efforts to involve the consulting organization in license transactions for related installation and implementation projects, which led to higher customer satisfaction and follow-on sales opportunities in the subsequent periods.

     Sagent continued to grow internationally as such our international revenue was 28% or $13.4 million, 13% or $7.6 million and 12% or $5.8 million of our total net revenue in 2001, 2000 and 1999, respectively, representing increases of $5.8 million or 76% from 2000 to 2001 and $1.8 million or 31% from 1999 to 2000. This increase is attributed mainly to expansion of our international operations during 2000 and 2001 as well as stronger overseas market demand for our products. A significant portion of our total revenue is currently derived from international sales and therefore subject to its related risks, including general economic conditions in each country, the strength of international competitors, different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and the volatility of exchange rates in certain countries. A portion of our business is conducted in currencies other than the U.S. dollar and their affect on our total revenues were immaterial during 2001 and 2000. Foreign exchange rates will continue to affect our total revenue and results of operations depending on the U.S. dollar strengthening or weakening relative to foreign currencies. Unfavorable changes in each country's general economic and political environment or foreign exchange rates may a material adverse impact on our total revenue and results of operations.

Cost of Revenue

     Cost of revenue from license sales consists primarily of license fees paid to third parties for integrated technology, royalties, fees paid to third party providers of data and data updates, product packaging, shipping media and documentation. Cost of revenue from license sales was $3.9, $2.2 and $3.2 million in 2001, 2000, and 1999, respectively, representing 15%, 6% and 9% of license revenue in the respective periods. The increase in absolute dollar amount from 2000 to 2001 was primarily due to an increase in fees paid to third parties for integrated technology license fees and royalties impairment. The decrease in absolute dollar amount from 1999 to 2000 were primarily due to reduced integrated technology license fees, royalties, reductions in headcount, and increased efficiencies in packaging, shipping, media and documentation expense.

     Cost of service consists primarily of personnel costs associated with providing software maintenance, technical support, training and consulting services. Cost of service was $10.5, $10.5 and $7.0 million, in 2001, 2000 and 1999, respectively, representing 49%, 45% and 50% of services revenue in the respective periods. The percentage increase from 2000 to 2001 was primarily due to lower utilization of professional services consultants. The increase in absolute dollar amounts from 1999 to 2000 was primarily due to increases in technical support staff and consultants. The percentage decreases were due to improved utilization of consulting personnel, increased productivity of our customer service and a reduction in the use of outside consultants.

     Included in cost of revenue, Sagent also incurred licensed technology impairments of $1.9 and $0.3 million in 2001 and 2000, respectively, as such licensed technology were no longer expected to be utilized in our future product sales.

Gross Profit

     Gross profit was $31.2, $45.2 and $36.3 million in 2001, 2000 and 1999, respectively, representing 66%, 78% and 76% of total revenue in the respective periods. The decline from 2000 to 2001 was primarily attributed to the $1.6 million charge for the impairment of licensed technology and an increase $1.6 million in the cost of revenue for license and service. The increase from 1999 to 2000 was primarily due to an increase in revenue and lower cost of sales for licenses.

Sales and Marketing

     Sales and marketing expenses consist primarily of personnel, commissions, travel, sales and marketing programs, branch sales facilities and distributor's commission. Sales and marketing expenses were $37.4, $37.1 and $25.6 million in 2001, 2000 and 1999, respectively, representing 79%, 64% and 53% of total revenue in the respective periods. The sales and marketing expenses remained constant in 2001 and 2000. In 2001, Sagent incurred $2.5 million expenses in connection with its international expansion and $0.3 million in distributor's commissions. These overall increases were offset in part by the decreases of $0.5 million for closing branch sales offices, $0.5 million in commissions, $0.4 million in travel and entertainment expenses and $1.4 million in sales and marketing expenses as a result of decline in new license fees and implementation of cost cutting measures to control discretionary spending. The increase from 1999 to 2000 reflects the additional expenses that Sagent incurred in building the direct and indirect sales organizations, the cost associated with restructuring of our sales force in 2000 and expansion of Sagent's operation internationally.

     We expect sales and marketing expenses to decrease as a percentage of total revenue, provided that our efforts to improve and expand our sales organization are successful in growing our revenue and increasing our sales productivity.

Research and Development

     Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance, testing and facilities. Research and development expenses were $13.6, $16.7 and $11.2 million in 2001, 2000 and 1999, respectively, representing 29%, 29% and 23% of total revenue in the respective periods. The decline from 2000 to 2001 in absolute dollar amount was attributable to cost cutting measures, including $2.9 million decrease in salary and related fringe benefits and $0.2 million net decrease in other expenses as a result of the restructuring plan to reduce headcount and control discretionary spending. The increase from 1999 to 2000 was primarily due to significant investment in the form of additional personnel cost and capital equipment was incurred to develop new versions of our software products, new product offerings and localization enhancements of existing products for foreign countries.

     We are committed to maintain the same level of investment in research and development in the future. We expect that research and development expenses will increase modestly in the future, even though we anticipate it will decrease as a percentage of total revenue.

General and Administrative

     General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management as well as legal, and accounting, bad debt expenses. General and administrative expenses were $13.5, $15.1 and $4.4 million for 2001, 2000 and 1999, respectively, representing 29%, 26% and 9% of total revenue in the respective periods. The decline from 2000 to 2001 in absolute dollar amounts was attributable to cost cutting measures, including $1.1 million savings resulting from the closing of offices, $2.5 million decrease in bad debt expense and $2.0 million decrease in legal fees related to litigation. These decreases were offset in part by the increases of $1.0 million in compensation resulting from officers' loan forgiveness, $0.4 million in reserve for notes receivable, $1.3 million in capital lease amortization, $0.8 million in audit and related services and $0.6 million in administrative expenses for the new subsidiaries. The absolute dollar amount increase from 1999 to 2000 was primarily due to the settlement of litigation, large non-recurring third party professional fees, recruitment and relocation of our senior management team, certain executive compensation charges and increase in bad debt expense.

     We believe that general and administrative expenses in 2002 will decline in absolute dollar amounts and as a percentage of revenue due to cost cutting measures enacted in the later part of 2001.

Stock-Based Compensation

     In 2000, Sagent granted restricted stock to an officer and recorded deferred stock-based compensation of $1.7 million, this amount represents the difference between the fair value of our stock and the purchase price at the date of grant. This deferred stock-based compensation is being amortized to operating expense over a four-year vesting period. Sagent also recorded deferred stock-based compensation of $0.4 and $0.5 million in 2001 and 2000, respectively, related to the issuance of options to employees. These amounts have been included in prepaid compensation under other current assets. The amounts were computed using the Black-Scholes option valuation model and the related amortization is being charged to operating expenses over the terms of these consulting agreements. In addition, we recorded $2.7 million of stock-based compensation in conjunction with certain stock options granted in the acquisition of QMS in 1999, which was expensed in full to operating expenses for the year ended December 31, 1999. Deferred stock-based compensation is presented as a reduction of stockholders' equity. Amortization of stock-based compensation amounted to $ 0.4 and $0.2 million in 2001 and 2000, respectively. Other related stock-based compensation amounted to $ 0.4, $ 0.5 and $ 2.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts are being amortized over the respective vesting periods of these equity instruments in a manner consistent with Financial Accounting Standards Board Interpretation No. 28.

Amortization of Goodwill

     Amortization of goodwill was $2.4, $2.0 and $0.5 million in 2001, 2000 and 1999, respectively, representing 5%, 3% and 1% of total revenue in the respective periods. Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable assets we have acquired. Sagent amortizes goodwill on a straight-line basis for a period of five years. Beginning January 1, 2002, Sagent will adopt SFAS 142. Sagent expects to complete the first of the required impairment tests of goodwill during the first half of 2002. The effects of these tests on the earnings and financial position of Sagent are not expected to be material. Upon the adoption of SFAS 142, Sagent will cease to amortize approximately $7.5 million of goodwill. Sagent has recorded $2.4 million of goodwill amortization in the year ended December 31, 2001 and was anticipating an additional $2.4 million in the year ended December 31, 2002.

Asset Impairment

     Asset impairment charges of $3.4 million in 2001 consisted of $1.8 million reserve on shareholders' notes, $1.2 million impairment of prepayments for data center services, $0.3 million reduction in the carrying value of goodwill, and $0.1 million of other losses related to the closing of a remote facility.

Restructuring Cost

     The restructuring cost is the result of a restructuring program approved by our Board of Directors in December 2001 aimed at streamlining the underlying cost structure to better position us for growth and improved operating results. The reductions came from all areas of the organization and as of December 31, 2001, the majority of these terminations were completed and resulted in a restructuring charge of $0.7 million, which consisted of $0.3 million related to reduction in workforce and $0.4 million in estimated facility and exit costs that were associated with the closing of two facilities.

Merger Related Charges (Credit)

     As a result of the business combination with QMS on December 11, 1999, which was accounted for as a pooling of interests, we estimated merger-related costs of $4.6 million. These costs included transaction costs, write-off of duplicate equipment and other assets, and severance pay and outplacement for nine employees. In 2000, the remaining balance of $2.3 million in accrued merger related costs was reversed resulting in a credit on the consolidated statement of operations.

Interest Income

     Interest income decreased to $0.6 million in 2001, from $1.4 million in 2000 and $1.2 million in 1999. Interest income was earned primarily from investments in cash equivalents and short-term marketable securities as a result of a higher average cash and investment balances which were derived from operations and the net proceeds from the initial public offering in 1999. During 2000, Sagent liquidated or sold the remaining balance of marketable securities, as result, the interest income was decreased substantially in 2001.

Interest Expense

     Interest expense was $0.5, $0.1 and 0.2 million in 2001, 2000 and 1999, respectively. The higher costs in 2001 and 1999 were primarily due to interest attributable to an increase in capital lease arrangements in 2001 and interest on the bank loan in 1999.

Other Income (Expense), net

     Net other income was $0.8 million in 2001 compared with net other expense of $0.5 million in 2000. Net other income of $0.8 million in 2001 consisted of $0.4 million gain from settlement of litigation in relation to Convergent lease agreement, recognition of $0.7 million of minority interest in equity loss in Sagent Asia/Pacific offset by $0.2 million impairment of investment in NetAcumen and $0.1 million in loss of disposal of long-lived assets. The net other expense in 2000 consisted mainly of equity loss in investment and loss on disposal of long-lived asset.

Income Tax Expense

     Income tax expense was $0.5, $0.5 and $0.3 million in 2001, 2000 and 1999, respectively. Income tax expense consists mainly of state franchise, local tax and foreign withholding tax. The increase from 1999 to 2000 was attributable mainly to the foreign withholding tax assessed on the revenue generated from our effort to expand into the international market in 2000. The amount was consistent in 2001 compared that of 2000.

     At December 31, 2001, we had available net operating loss carryforwards for federal and state income tax purposes of approximately $77.7 million and $35.0 million, respectively. The federal net operating loss carryforwards expire beginning in 2010. State net operating net loss carryforwards expire beginning in 2002. At December 31, 2001, we also had available research and development credit carryforwards for federal and state income tax purposes of approximately $2.2 million and $1.4 million, respectively.

     For federal and state tax purposes, a portion of our net operating loss carryforwards may be subject to certain limitation on annual utilization due to changes in ownership, as defined by federal and state tax law.

     Due to the uncertainty surrounding the realization of the deferred tax asset in future tax returns, we recorded a valuation allowance against all of our net deferred tax assets. Tax expense for the year ended December 31, 2001 consisted of mainly state taxes and foreign withholding taxes.

Liquidity and Capital Resources

     As of December 31, 2001, Sagent's principal source of liquidity consisted of $15.6 million of unrestricted cash and cash equivalents and $0.8 million restricted cash in the form of money market account and certificate of deposit. Since inception, we have funded our operations primarily through private sales of equity securities, the use of equipment leases and the initial public offering of our common stock in April 1999, not from cash generated by our business.

     Net cash provided by financing activities was $30.9 million in 2001, due primarily from the net proceeds of $32.5 million in connection of the two private placements completed in February and August of 2001. Net cash provided by financing activities was $3.2 million in 2000, primarily from the proceeds related to issuance of common stock upon exercise of stock option and employee stock purchase plan (ESPP). Net cash provided by financing activities was $45.5 million, due primarily from the net proceeds of our initial public offering of $46.3 million.

     Net cash provided by investing activities was $1.0 million and $13.1 million in 2001 and 2000, respectively. Net cash used by investing activities was $25.4 million during 1999. Net cash provided by investing activities was primarily due to $2.3 million cash receipt in purchase of Sagent Asia/Pacific Pte. Ltd. in 2001, and sale of marketable securities for $62.0 million in 2000. Net cash used for investing activities was primarily due to purchase of certain property and equipment for $0.5 million, $3.5 million and $2.9 million in 2001, 2000 and 1999, respectively

     Net cash used in operating activities was $22.6 million, $25.9 million and $7.6 million in 2001, 2000 and 1999, respectively. For such periods, net cash used in operating activities was primarily the result of the funding of our ongoing operations.

     Accounts receivable decreased 14% during 2001 due to a decline in gross revenue as well as improvement in accounts receivable days sales outstanding
(DSO). Sagent calculates its DSO on a "net" basis by dividing the average accounts receivable at the beginning and the end of the quarter by the revenue booked for the quarter multiplied by the number of business days during that quarter. There was improvement in collections of accounts receivables during 2001, specifically in the fourth quarter of 2001 compared to the fourth quarter of 2000. DSO was at 82 in the fourth quarter of 2001 compared to 91 in the fourth quarter of 2000.

     The following is a summary of our future minimum payments under contractual obligations as of December 31, 2001:-
                                                             2004 and
         (amount in million)               2002     2003    thereafter   Total
         ------------------               ------   ------   ----------   -----
         Capital leases                   $  2.4   $  1.4    $  ---      $ 3.8
         Operating leases                    3.1      2.0       0.6        5.7
         Purchase obligations                0.6      0.1       ---        0.7
                                          ------   ------    ------      -----
                                          $  6.1   $  3.5    $  0.6      $10.2
                                          ------   ------    ------      -----

     Purchase obligations relate to Sagent's future commitments pertained to software maintenance for the acquired technology and data renewal contract.

     In November 2001, Sagent entered into a $5 million line of credit agreement with a financial institution collateralized by certain of our assets. The line consists of advances against eligible accounts receivable in an aggregate amount not to exceed the lesser of the committed revolving line of the borrowing base, less any outstanding letters of credit, foreign currency exchange contracts, or any other extension of credit by the financial institution. Advances against the revolving line bear interest at the bank's prime rate plus 1%. The line of credit expires on October 5, 2002. As of December 31, 2001, Sagent has not utilized the credit line. As of December 31, 2001, the Company was not in compliance with certain of the financial covenants of the line of credit agreement. As a result, the bank required us to maintain $0.8 million cash equivalents on deposits to support the stand by letters of credit, which is classified as restricted cash on the consolidated balance sheets. The Company is evaluating offers for a replacement credit facility with less restrictive terms. If the Company does not secure such a credit facility or improve its financial performance or liquidity to comply with the financial covenants, the line of credit and deposits supporting the stand by letters of credit will remain unavailable.

     Sagent has entered into several agreements to finance computer equipment leases. Sagent financed the acquisition of property and equipment, primarily computer hardware and software, and leasehold improvements and furniture totaling $4.0 million and $1.6 million in 2001 and 2000, respectively, through capital leases. Sagent has also entered into several agreements to lease sites in California and several other states (see Item 2 of Part I) as well as in other countries in which it has sales operations. Sagent is also under obligation to pay certain maintenance fees to third party vendors.

     Our ability to grow sales and manage our expenses will have a direct impact on our liquidity and capital resources. Factors which are reasonably likely to impact our ability to maintain or grow revenues are as follows:

     . general economic conditions and the information technology spending environment;
     .    the growth or contraction of the enterprise intelligence software market;
     . competition from other participants in the enterprise intelligence software market;
     .    our ability to expand our direct and indirect sales channels;
     . our ability to maintain and expand our marketing, technology and distribution relationships;
     .    our access to licensed technologies integrated in our products and services
     .    market acceptance of Internet solutions;
     .    our ability to manage our international expansion;
     .    our ability to protect our intellectual property rights; and
     .    our ability to anticipate and respond to technological change.

     We believe that our existing cash balances and any cash provided by operations will be sufficient to meet our operating requirements for the next 12 months. Thereafter, we may require additional funds to support our operating requirements and may seek, even before such time, to raise additional funds through public or private equity financing, debt financing or any other sources. There can be no assurance that additional financing will be available at all, or that if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders. If we are unable to raise additional capital, we will take actions to conserve our cash balances, including significantly reducing our operating expenses, downsizing our staff and closing existing branch offices, all of which could have a material adverse effect on our business financial condition and our ability to reduce losses or generate profits.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 has not had a significant impact on our financial statements.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal year beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS No. 142, the Company will cease to amortize approximately $ 7.5 million of goodwill, Sagent had recorded $2.4 million of goodwill amortization in the year ended December 31, 2001and was anticipating approximately $2.4 million of amortization during 2002. In lieu of amortization, the Company will be required to perform an impairment review of its goodwill balance upon the initial adoption of SFAS No. 142. The impairment review will involve a two-step process as follows:

     . Step 1 - the Company will compare the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, the Company will move to step
          2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

     . Step 2 - the Company will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. The

          Company will then compare the implied fair value of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

     The Company expects to complete the initial review during the first half of 2002. The Company does not expect to record an impairment charge upon completion of the initial review, however, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No.143, "Accounting for Asset Retirement Obligations." SFAS No. 143. requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The provision of SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our consolidated results of operations or financial position.

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No.30, "Reporting the Results of Operations - Reporting the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of business. The provision will be effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. The Company plans to adopt the provision on January 1, 2002. We do not expect the adoption of SFAS No. 144 to have a material effect on our consolidated results of operations or financial position.

Risk Factors That May Affect Future Results

     Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about risks, together with the other information contained in this report, before you decide whether to buy our common stock or maintain your investment. Additional risks and uncertainties not known to us or that we now believe to be unimportant could also impair our business. If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly. As a result, the market price of our common stock could decline, and you may lose all of your investment.

We have recently restated our financial results for portions of 2001.

     On November 28, 2001, we announced that we were revising our reported revenues for the first nine months of 2001 as a result of an internal investigation into the validity of sales orders to various government agencies. Our investigation confirmed that sales orders totaling approximately $5 million booked by one of our employees were forged. As a result, we filed Form 10-Q/A's for the periods ended March 31, 2001 and June 30, 2001 with financial statements restated to remove the effect of the invalid sales orders.

     As a result of the restatement, Sagent has been named in shareholder lawsuits. These lawsuits could seriously harm our business and financial condition. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of the lawsuits also could result in the diversion of our management's time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause our stock price to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, the size of any such payment could seriously harm our financial condition. The complaints generally allege that we and the other named defendants made false or misleading statements of material facts about our financial results during 2001. The complaints, in general, do not specify the amount of damages that plaintiffs seek. As a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not set aside any financial reserves relating to potential damages associated with any of these lawsuits.

Our workforce reduction and financial performance may adversely affect the morale and performance of our personnel and our ability to hire new employees.

     In connection with our effort to streamline operations, increase revenues, reduce costs and bring our staffing and structure in line with our current and anticipated requirements, we recently realigned our business organization, which included 20% reduction in workforce. There may be costs associated with the workforce reduction, and our realignment plan may yield unanticipated consequences, such as attrition beyond our planned reduction in staff. In addition, our common stock has recently declined in value below the exercise price of many options granted to employees pursuant to our stock option plan. Thus, the intended benefits of the stock option granted to our employees, the creation of performance and retention incentives, may not be realized. In addition, workforce reductions and management changes create anxiety and uncertainty and may adversely affect employee morale. As a result, we may lose employees whom we would prefer to retain. Due to above factors, our remaining personnel may seek employment with larger, more established companies they perceive as having less volatile stock prices.

If our stock price declines further, there is a risk that we may be delisted by Nasdaq.

     Our common stock trades on the Nasdaq National Market, which has certain compliance requirements for continued listing of common stock. If the minimum closing bid price per share is less than $1.00 for a period of 30 consecutive business days, our shares may be delisted following a 90 calendar days notice period during which the minimum closing bid price must be $1.00 or above per share for a period of 10 consecutive trading days, if we do not file an appeal. On March 28, 2002, the closing price for our common stock was $1.00. The result of delisting from the Nasdaq National Market would be a reduction in the liquidity of any investment in our common stock. Delisting would reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity would make it more difficult for us to raise capital in the future.

We may need to raise additional capital in the future to fund our operations.

     Since our inception, we have funded our operations primarily through sales of equity securities, and not from cash generated by our business. During the last nine months, we have completed two separate private offerings of our common stock. In February 2001, we sold 5.8 million shares of our common stock to a group of private investors, raising approximately $16.1 million in net proceeds. In August 2001, we completed the sale of 9.1 million shares of our common stock to a group of private investors, netting approximately $16.0 million in proceeds.

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

     We expect our quarterly operating results to fluctuate. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenue in a quarter may harm our operating results for that quarter. In the past, our operating results have fallen below the expectations of market analysts and investors. If we fall short of market expectations in future quarters, the price of our common stock may fall. Factors that may cause our operating results to fluctuate on a quarterly basis include:

     .    varying size, timing and contractual terms of orders for our products;

     .    lengthy sales cycles associated with our products;

     . changes in the mix of revenue attributable to higher-margin product license revenue as opposed to lower-margin service revenue;

     . customers' decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next;

     .    announcements or introductions of new products by our competitors,

     . our ability to hire, train and retain sufficient engineering, consulting, training and sales staff; and

     . subcontracting to more expensive consulting organizations to help provide implementation, support and training services when our own capacity is constrained.

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

     Competition for highly qualified sales personnel is intense, and we may not be able to recruit and maintain the kind and the number of sales personnel we need. Hiring highly qualified customer service and account management personnel is very competitive in the software industry due to the limited number of people available with the necessary technical skills and understanding of the space.

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

     During the last two years, Sagent has been the subject of several shareholder lawsuits, which are still pending. In addition, the members of our board of directors have been the subjects of derivate lawsuits alleging breaches of their fiduciary duties to Sagent. More recently, as the result of the restatement by Sagent of its financial results for portions of 2001, Sagent has been named in additional shareholder lawsuits. These lawsuits could seriously harm our business and financial condition. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of the lawsuits could also result in the diversion of our management's time and attention away from business operations, which could harm our business. The lawsuits could also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration they would otherwise be willing to pay in connection with an acquisition. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, the size of any such payment could seriously harm our financial condition.

We have a relatively new management team and there is no guarantee that they will be successful in growing our business.

The following table lists each of our officers and the month and year that each of them joined our company:

        NAME                                                      POSITION                           JOINED SAGENT
        ----                                                      --------                           -------------
        Ben C. Barnes ....................  President and Chief Executive Officer                    August 2000
        Steven R. Springsteel ............  Executive Vice President of Finance and                  November 2001
                                                 Administration and Chief Financial Officer
        Richard Ghiossi ..................  Chief Marketing Officer                                  October 2001
        Jack Peters ......................  Senior Vice President of Sales-- Americas                September 2000
        Arthur Parker ....................  President/General Manager-- Europe, Middle East &        January 2001
                                                 Africa
        Larry Scroggins ..................  Senior Vice President of Business Development            January 2001
        John Maxwell .....................  Senior Vice President of Sales - Asia Pacific            May 1999

     All of these employees serve "at-will" and may elect to pursue other opportunities at any time. If our management team is unable to work effectively together to accomplish our business objectives, our ability to grow our business could be severely impaired.

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

     We rely on marketing and technology relationships with a variety of companies that, in part, generate leads for the sale of our products. These marketing and technology relationships include relationships with:

     .    system integrators and consulting firms;

     .    vendors of e-commerce and Internet software;

     . vendors of software designed for customer relationship management or for management of organizations' operational information;

     .    vendors of key technology and platforms;

     .    demographic data providers; and

     .    an application service provider.

     If we cannot maintain successful marketing and technology relationships or cannot enter into additional marketing and technology relationships, we may have difficulty expanding the sales of our products and our growth may be limited.

If we lose key licenses we may be required to develop or license alternatives , which may cause delays or reductions in sales.

     We rely on third-party technologies, and if we are unable to use or integrate these technologies, our product and service development may be delayed.

     Sagent relies on MainWin from MainSoft to deliver the Solaris versions of the Data Load, Data Access, and WebLink Servers. MainWin is the Windows API ported to Sun Solaris. In addition, Visual Basic for Applications has been embedded in Design Studio and Information Studio to allow customization. We rely on interfaces from Microsoft and Crystal Decisions to integrate Microsoft Excel and Crystal Reports as display options in Design Studio, Information Studio, and WebLink. The Opalis Robot from Opalis provides the basis for the Sagent Automation tool. Automation is a dependency scheduling tool with extensive integration with operating system level tasks. Opalis may not provide a stable Solaris version in the timeframe expected by our customers. The basis for the Sagent Portal is Citrix' XPS portal product. Citrix may discontinue this product or not make it available on the needed operating systems in a commercially viable time schedule. The DirectLink for R/3 product we offer to connect to SAP is based on metadata browsing technology and pool table connectivity from Server Enterprises. DirectLink for Mainframes, which provides connectivity to mainframe data sources, is enabled by technology from Striva and Cross Access.

Failure of commercial users to accept Internet solutions could limit our future growth.

     A key element of our strategy is to offer users the ability to access, analyze and report information from a data server through a Web browser. Our growth may be limited if businesses do not accept Internet solutions or perceive them to be cost-effective. Continued viability of the Internet depends on several factors, including:

     . Third parties' abilities to develop new enabling technologies in a timely manner;

     .    The Internet's ability to handle increased activity;

     . The Internet's ability to operate as a fast, reliable and secure network; and

     .    Potential changes in government regulation.

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

     We may not be able to successfully market, sell, deliver and support our products and services internationally. Our failure to manage our international operations effectively could limit the future growth of our business. International sales represented approximately 28%, 13% and 13% of our total revenue for the year ended December 31, 2001, 2000 and 1999, respectively. We conduct our international sales through local subsidiaries in the United Kingdom, Germany, France, Japan, Brazil, Asia/Pacific, Benelux, and Australia and through distributor relationships in South Africa and Spain. The expansion of our existing international operations and entry into additional international markets will require management attention and significant financial resources. Because of the significant growth in international business, we benefit overall from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Changes in exchange rates, and in particular a strengthening of the U.S. dollar, may unfavorably affect our consolidated sales and net income.

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

Interest Rate Risk

     Our exposure to market risk related to changes in interest rates is primarily due to our highly liquid investments. We do not use derivative financial instruments. The primarily objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of highly liquid investments and certificate of deposits. Due to the nature of our investments, we believe that there is no material risk exposure. All investments are carried at cost, which is approximates market value. At December 31, 2001 and 2000, we had $15.6 and $6.4 million, respectively, in cash and cash equivalents.

     In 2001, Sagent has a $5 million line of credit agreement with a bank collateralized by the assets of the Company. The line consists of advances against eligible accounts receivable in an aggregate amount not to exceed the lesser of, the committed revolving line or the borrowing base, less any outstanding letters of credit. Advances against the revolving line bear interest at the bank's prime rate plus 1%, the prime rate was at 4.75% at December 31, 2001. Although we have no outstanding balance under the line of credit, we may borrow under the line in the future. If we do so and market interest rates rise, then our interest payments would increase accordingly.

Foreign Currency Exchange Rate Risk

     The majority of our operations are based in the United States, and , accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations throughout Asia, Asia Pacific, Europe, Middle East, South Africa and Latin America and conduct transactions in the local currency of each location. To date, the impact of any fluctuation in the relative value of other currencies has not been material. However, we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future.

Item 8. Financial Statements and Supplementary Data

                             SAGENT TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                  Page
                                                                                                  ----
Report of KPMG LLP, Independent Auditors .......................................................   35
Report of  PricewaterhouseCoopers LLP, Independent Accountants .................................   36
Consolidated Balance Sheets ....................................................................   37
Consolidated Statements of Operations ..........................................................   38
Consolidated Statements of Stockholders' Equity and Comprehensive Loss .........................   39
Consolidated Statements of Cash Flows ..........................................................   40
Notes to Consolidated Financial Statements .....................................................   41
Schedule II -- Valuation and Qualifying Accounts ...............................................   59

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Sagent Technology, Inc.

     We have audited the accompanying consolidated balance sheets of Sagent Technology, Inc., and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years then ended. Our audit also included the consolidated financial statement schedule as listed in the Index at
Item 14(a) as of and for the two years ended December 31, 2001. The consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sagent Technology, Inc., and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule as of and for the two years ended December 31, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Mountain View, CA
February 1, 2002.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Sagent Technology, Inc.

     In our opinion, the accompanying consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows present fairly, in all material respects, the results of operations of Sagent Technology, Inc. and its subsidiaries and their cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

San Jose, California
March 10, 2000

                             SAGENT TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                     ASSETS

                                                                                            As of December 31,
                                                                                        ----------------------
                                                                                          2001           2000
                                                                                        --------       -------
Current assets:
   Cash and cash equivalents.......................................................     $   15,550   $    6,372
   Accounts receivable, net of allowance for doubtful accounts of $1,670 in 2001
   and $4,968 in 2000..............................................................         12,560       14,667
   Other current assets............................................................          3,700        6,261
                                                                                        ----------   ----------
           Total current assets....................................................         31,810       27,300
 Restricted cash...................................................................            777           25
 Property and equipment, net.......................................................          6,138        5,718
 Goodwill, net.....................................................................          7,514        7,323
 Notes receivable from officers....................................................          2,409        3,151
 Other assets, net.................................................................          1,138        2,570
                                                                                        ----------   ----------
           Total assets............................................................     $   49,786   $   46,087
                                                                                        ==========   ==========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable................................................................     $    3,369   $    3,296
   Accrued liabilities.............................................................          8,437        5,842
   Deferred revenue................................................................          8,701        8,352
   Current portion of capital lease obligations....................................          2,214        1,037
                                                                                        ----------   ----------
           Total current liabilities...............................................         22,721       18,527
 Deferred rent.....................................................................            139          245
 Long-term portion of capital lease obligations....................................          1,415          650
                                                                                        ----------   ----------
           Total liabilities.......................................................         24,275       19,422
                                                                                        ----------   ----------
 Commitments and contingencies (Note 7)
  Minority interest................................................................            658           --
 Stockholders' equity:
   Convertible preferred stock, par value $.001 per share;
     Authorized: 20,556 shares in 2001 and 2000; Issued and outstanding:
     none in 2001 and 2000.........................................................             --           --
   Common stock, par value $.001 per share; Authorized:
     70,000 shares; Issued and outstanding: 46,245 shares in 2001 and
     29,829 shares in 2000.........................................................             46           30
   Additional paid-in capital......................................................        133,726       97,354
   Notes receivable from stockholders..............................................           (602)      (2,423)
   Deferred compensation...........................................................         (1,130)      (1,566)
   Accumulated other comprehensive income..........................................             17          211
   Accumulated deficit.............................................................       (107,204)     (66,941)
                                                                                        ----------   ----------
           Total stockholders' equity..............................................         24,853       26,665
                                                                                        ----------   ----------
           Total liabilities and stockholders' equity..............................     $   49,786   $   46,087
                                                                                        ==========   ==========

              The accompanying notes are an integral part of these
                        consolidated financial statements.

                             SAGENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                    --------------------------------------
                                                                                        2001             2000       1999
                                                                                    -----------      -----------  --------
        Revenue:
          License...............................................................    $   25,804       $   34,666   $   34,130
          Service...............................................................        21,614           23,522       13,871
                                                                                    ----------       ----------   ----------
                  Total net revenue.............................................        47,418           58,188       48,001
                                                                                    ----------       ----------   ----------
        Cost of Revenue:
          License...............................................................         3,855            2,164        3,195
          Service (exclusive of stock-based compensation of $0, $176 and $0             10,497           10,491        6,954
            for the years ended December 31, 2001, 2000and 1999, respectively)
          Amortization of abandoned development projects........................            --               --        1,600
          Impairment of licensed technology.....................................         1,887              335           --
                                                                                    ----------       ----------   ----------
                  Total cost of revenue.........................................        16,239           12,990       11,749
                                                                                    ----------       ----------   ----------
        Gross profit............................................................        31,179           45,198       36,252
                                                                                    ----------       ----------   ----------
        Operating Expenses:
          Sales and marketing (exclusive of stock-based compensation of $248, $527and $1,262 for the years ended
            December 31, 2001, 2000 and 1999, respectively).....................        37,413           37,141       25,600
          Research and development (exclusive of stock-based compensation of $0,
            $0 and $1,260 for the years ended December 31, 2001, 2000 and
            1999, respectively).................................................        13,560           16,668       11,206
          General and administrative (exclusive of stock-based compensation of
            $596, $0 and $233 for the years ended December 31, 2001,
            2000 and 1999, respectively)........................................        13,451           15,062        4,426
          Stock-based compensation..............................................           844              703        2,755
          Amortization of goodwill..............................................         2,439            1,957          452
          Asset impairment......................................................         3,429               --           --
          Restructuring costs...................................................           683               --           --
          Merger and integration charges........................................            --           (2,318)       4,646
                                                                                    ----------       ----------   ----------
                  Total operating expenses......................................        71,819           69,213       49,085
                                                                                    ----------       ----------   ----------
        Loss from operations....................................................       (40,640)         (24,015)     (12,833)
        Interest income.........................................................           623            1,367        1,167
        Interest expense........................................................          (540)             (90)        (162)
        Other income (expense)..................................................           808             (456)          (1)
                                                                                    ----------       ----------   ----------
        Loss before income taxes................................................       (39,749)         (23,194)     (11,829)
        Income tax expense......................................................           514              510          263
                                                                                    ----------       ----------   ----------
        Net loss................................................................    $  (40,263)      $  (23,704)  $  (12,092)
                                                                                    ==========       ==========   ==========
        Net loss per share:
          Basic and diluted.....................................................    $    (1.02)      $    (0.82)  $    (0.55)
                                                                                    ==========       ==========   ==========
        Number of shares used in calculation of net loss per share:
          Basic and diluted.....................................................        39,323           28,773       21,868

          The accompanying notes are an integral part of these consolidated financial statements.

                            SAGENT TECHNOLOGY, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                     (In thousands, except per share data)

                                                                                                            NOTES
                                                 PREFERRED STOCK         COMMON STOCK         ADDITIONAL  RECEIVABLE
                                              --------------------   ----------------------    PAID-IN       FROM          DEFERRED
                                                SHARES     AMOUNT      SHARES      AMOUNT      CAPITAL   STOCKHOLDERS   COMPENSATION
                                              ----------  --------   ----------  ----------  ----------  ------------   ------------
Balances, December 31, 1998 ...............     14,544     $   15        6,200       $  6      $33,844        $  (522)           --
 Net loss .................................         --         --           --         --           --             --            --
 Translation adjustment ...................         --         --           --         --           --             --            --
                                              --------    -------    ----------  --------    ---------   ------------   -----------
 Comprehensive loss .......................
 Common stock issued in connection with
   initial public offering ................    (14,544)       (15)      20,248         21       46,348             --            --
 Common stock issued for notes
   receivable .............................         --         --           --         --        2,284         (2,284)           --
 Repayment of notes receivable issued for
  common stock ............................         --         --           --         --           --            315            --
 Interest on notes receivable issued for
   common stock ...........................         --         --           --         --           --           (134)           --
 Common stock options, exercised ..........         --         --          978          1        1,160             --            --
 Common stock issued related to employee
   stock purchase plan ....................         --         --           68         --          521             --            --
 Common stock warrants exercised ..........         --         --          236         --          786             --            --
 Common stock issued related to
   acquisitions ...........................         --         --          166         --        1,437             --            --
 Common stock options issued below market
   value ..................................         --         --           --         --        2,755             --            --
                                              --------    -------    ---------   --------    ---------   ------------   -----------
Balances, December 31, 1999 ...............         --         --       27,896         28       89,135         (2,625)           --
 Net loss .................................         --         --           --         --           --             --            --
 Translation adjustment ...................         --         --           --         --           --             --            --
                                              --------    -------    ---------   --------    ---------   ------------   -----------
 Comprehensive loss .......................
 Issuance of stockholder notes
   receivable .............................         --         --           --         --           --           (136)           --
 Common stock repurchased by note
   cancellation ...........................         --         --          (85)        --         (482)           482            --
 Interest on notes receivable issued for
   common stock ...........................         --         --           --         --           --           (144)           --
 Common stock issued related to litigation
   settlements ............................         --         --          725          1        2,354             --            --
 Common stock options exercised ...........         --         --          886          1        3,019             --            --
 Common stock issued related to employee
   stock purchase plan ....................         --         --          256         --        1,045             --            --
 Restricted common stock issued to
   executive ..............................         --         --          150         --        1,742             --        (1,566)
 Stock warrants issued ....................         --         --           --         --           15             --            --
 Common stock issued to non- employees ....         --         --           14         --          527             --            --
 Common stock repurchased .................         --         --          (13)        --           (1)            --            --
                                              --------    -------    ---------   --------    ---------   ------------   -----------
Balances, December 31, 2000 ...............         --                  29,829         30       97,354         (2,423)       (1,566)
                                              --------    -------    ---------   --------    ---------   ------------   -----------
Net loss ..................................         --         --           --         --           --             --            --
 Translation adjustment ...................         --         --           --         --           --             --            --
                                              --------    -------    ---------   --------    ---------   ------------   -----------
 Comprehensive loss .......................
 Common stock issued in connection with
   private placements .....................         --         --       14,865         15       30,510             --            --
 Warrants issued in connection with
   private placements .....................         --         --           --         --        1,355             --            --

 Common stock issued related to
   acquisition ............................         --         --          950          1        3,474             --            --
 Interest on notes receivable issued for
   common stock ...........................         --         --           --         --           --           (121)           --
 Common stock issued below market value ...         --         --           --         --          322             --            --
 Common stock options exercised ...........         --         --          190         --           43             --            --
 Common stock issued related to employee
   stock purchase Plan ....................         --         --          411         --          668             --            --
 Amortization of stock based
   compensation ...........................         --         --           --         --           --             --           436
 Note forgiveness .........................         --         --           --         --           --            151            --
 Reserve for notes receivable .............         --         --           --         --           --          1,791            --
                                              --------    -------    ---------   --------    ---------   ------------   -----------
Balances, December 31, 2001 ...............         --                  46,245       $ 46     $133,726        $  (602)    $  (1,130)
                                              ========    =======    =========   ========    =========   ============   ===========

                                               ACCUMULATED
                                                  OTHER                        TOTAL
                                              COMPREHENSIVE  ACCUMULATED    STOCKHOLDERS'
                                                   LOSS        DEFICIT         EQUITY
                                              -------------  -----------    -------------
Balances, December 31, 1998 ...............   $    101        $ (31,145)       $  2,299
 Net loss .................................         --          (12,092)        (12,092)
 Translation adjustment ...................        (28)              --             (28)
                                              --------       ----------     -----------
 Comprehensive loss .......................                                     (12,120)
 Common stock issued in connection with
   initial public offering ................         --               --          46,354
 Common stock issued for notes receivable..         --               --              --
 Repayment of notes receivable issued for
   common stock ...........................         --               --             315
 Interest on notes receivable issued for
   common stock ...........................         --               --            (134)
 Common stock options, exercised ..........         --               --           1,161
 Common stock issued related to employee
   stock purchase plan ....................         --               --             521
 Common stock warrants exercised ..........         --               --             786
 Common stock issued related to
   acquisitions ...........................         --               --           1,437
 Common stock options issued below market
   value ..................................         --               --           2,755
                                              --------       ----------     -----------
Balances, December 31, 1999 ...............         73          (43,237)         43,374
 Net loss .................................         --          (23,704)        (23,704)
 Translation adjustment ...................        138               --             138
                                              --------       ----------     -----------
 Comprehensive loss .......................                                     (23,566)
 Issuance of stockholder notes receivable..         --               --            (136)
 Common stock repurchased by note
   cancellation ...........................         --               --              --
 Interest on notes receivable issued for
   common stock ...........................         --               --            (144)
 Common stock issued related to litigation
   settlements ............................         --               --           2,355
 Common stock options exercised ...........         --               --           3,020
 Common stock issued related to employee
   stock purchase plan ....................         --               --           1,045
 Restricted common stock issued to
   executive ..............................         --               --             176
 Stock warrants issued ....................         --               --              15
 Common stock issued to non-employees .....         --               --             527
 Common stock repurchased .................         --               --              (1)
                                              --------       ----------     -----------
Balances, December 31, 2000 ...............        211          (66,941)         26,665
                                              --------       ----------     -----------
Net loss ..................................         --          (40,263)        (40,263)
 Translation adjustment ...................       (194)              --            (194)
                                              --------       ----------     -----------
 Comprehensive loss .......................                                     (40,457)
 Common stock issued in connection with
   private placements .....................         --               --          30,525
 Warrants issued in connection with
   private placements .....................         --               --           1,355
 Common stock issued related to
   acquisition ............................         --               --           3,475
 Interest on notes receivable issued for
   common stock ...........................         --               --            (121)
 Common stock issued below market value ...         --               --             322
 Common stock options exercised ...........         --               --              43
 Common stock issued related to employee
   stock purchase plan ....................         --               --             668
 Amortization of stock based compensation..         --               --             436
 Note forgiveness .........................         --               --             151
 Reserve for notes receivable .............         --               --           1,791
                                              --------       ----------     -----------
Balances, December 31, 2001 ...............   $     17        $(107,204)       $ 24,853
                                              ========       ==========     ===========

    The accompanying notes are an integral part of these consolidated financial statements.

                             SAGENT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------------
                                                                                       2001          2000          1999
                                                                                     --------      --------      --------
          Cash Flows From Operating Activities:
            Net loss ...........................................................     $(40,263)     $(23,704)     $(12,092)
              Adjustments to reconcile net loss to net cash used in
               operating activities:
              Depreciation and amortization ....................................        6,367         4,033         4,350
              Asset impairments ................................................        5,316           335            --
              Restructuring costs ..............................................          547            --            --
              Bad debt expense .................................................        2,298         4,793           122
              Loss on disposal of property and equipment .......................          100           656            --
              Gain on settlement of capital lease obligation ...................         (369)           --            --
              Shares issued in litigation settlement ...........................           --         2,355            --
              Issuance of common stock for services ............................          408           527         2,755
              Issuance of common stock warrants for services ...................           --            15            --
              Stock-based compensation .........................................          436           176            --
              Officer notes forgiven ...........................................          958            --            --
              Accrued interest on notes receivable .............................         (186)         (144)           --
              Share of losses in equity investment .............................         (428)          170            --
            Net change in operating assets and liabilities:
              Accounts receivable ..............................................          660        (8,433)       (4,603)
              Prepaid assets ...................................................         (343)       (2,020)       (2,956)
              Other assets .....................................................          677           (50)       (7,056)
              Accounts payable .................................................          (83)        2,145        (1,748)
              Accrued liabilities ..............................................        1,444        (4,192)        5,367
              Accrued merger costs .............................................           --        (4,109)        4,109
              Deferred revenue .................................................            7         1,302         4,196
              Deferred rent ....................................................         (106)          245            --
                                                                                     --------      --------      --------
                  Net cash used in operating activities ........................      (22,560)      (25,900)       (7,556)
                                                                                     --------      --------      --------
          Cash Flows From Investing Activities:
            Purchase of marketable securities ..................................           --       (39,666)      (22,309)
            Restricted cash ....................................................         (752)          (25)           --
            Sale of marketable securities ......................................           --        61,975            --
            Purchase of property and equipment .................................         (513)       (3,535)       (2,904)
            Purchases of long-term investments .................................           --        (1,379)           --
            Cash acquired in purchase of Sagent Asia/Pacific Pte. Ltd. .........        2,298            --            --
            Other business acquisitions, net of cash acquired ..................          (88)       (1,228)       (1,132)
            Proceeds from disposal of property and equipment ...................           --           200         1,539
            Proceeds from sale of acquired technology ..........................           50            --            --
            Employee notes .....................................................           --        (3,287)           --
            Capitalized software development ...................................           --            --          (612)
                                                                                     --------      --------      --------
                  Net cash provided by or (used in) investing activities .......          995        13,055       (25,418)
                                                                                     --------      --------      --------
          Cash Flows From Financing Activities:
            Payments of principal under capital lease obligations ..............       (1,654)         (895)       (4,911)
            Proceeds from issuance of common stock, net ........................       32,548         4,065        50,440
            Repurchase of common stock .........................................           --            (1)           --
            Proceeds from exercise of stock options ............................           43            --            --
                                                                                     --------      --------      --------
                  Net cash provided by financing activities ....................       30,937         3,169        45,529
                                                                                     --------      --------      --------
          Effect of exchange rate changes ......................................         (194)          138           (28)
                                                                                     --------      --------      --------
          Net increase (decrease) in cash and cash equivalents .................        9,178        (9,538)       12,527
          Cash and cash equivalents, beginning of year .........................        6,372        15,910         3,383
                                                                                     --------      --------      --------
          Cash and cash equivalents, end of year ...............................     $ 15,550      $  6,372      $ 15,910
                                                                                     ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             SAGENT TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies

     Business

     Sagent offers a complete business intelligence software platform that allows business users and Information Technology (IT) departments to work together to integrate, analyze, deliver and understand information. Sagent's technology and proven implementation methodology reduce the time and expense required to deploy custom business intelligence solutions. Sagent technology also forms the basis for multiple partner solutions that address the needs of specific vertical and functional application areas.

     Sagent was incorporated in California in April 1995 under the name Savant Software, Inc. In June 1995, we changed our name to Sagent Technology, Inc. In September 1998, we reincorporated in Delaware. References in this annual report to "Sagent," "we," "our" and "us" refer to Sagent Technology, Inc. and its subsidiaries, unless the context otherwise requires.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Sagent Technology, Inc. and its majority owned subsidiary Asia/Pacific Pte Ltd., and its wholly-owned subsidiaries, Qualitative Marketing Software, Inc. (QMS), Sagent U.K., Ltd., Sagent Technology GmbH, Sagent France, S.A., Sagent Technology Japan KK, Sagent Benelux, Sagent Australia Pty Ltd, Sagent do Brazil, and Sagent de Mexico. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Sagent's current estimated range of liability related to some of the pending litigation is based on claims for which we can estimate the amount and range of loss. In addition, Sagent also analyzes current accounts receivable for a reserve for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is no longer probable. Actual results could differ from those estimates.

     Foreign Currency Translation

     The functional currencies of our foreign subsidiaries are the local currencies. Sagent translates the assets and liabilities of international subsidiaries into dollars at the current rates of exchange in effect during each period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from translation adjustments are included in stockholders' equity in the consolidated balance sheet caption "Accumulated other comprehensive loss." Currency transaction gains and losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to Sagent's operating results in any period. The effect of foreign currency rate exchange on cash and cash equivalents has not been significant in any period.

     Cash and Cash Equivalents

      Cash and cash equivalent include all highly liquid investments with an original maturity of three months or less at the time of purchase. Sagent's cash and cash equivalents at December 31, 2001 and 2000 consisted of deposits in banks and money market funds.

     Supplemental Cash Flow Information.

     Selected cash payments and non-cash activities were as follows:

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                        ----------------------------------
                                                                                          2001          2000         1999
                                                                                        --------      -------      -------
                Supplemental disclosure of cash flow information:
                  Cash payments for interest ......................................      $   510      $    95      $   407
                  Cash payments for taxes .........................................      $   253      $   196      $   200
                Supplemental non-cash financing activities:
                  Common stock repurchased by note cancellation ...................           --          482           --
                  Property and equipment acquired through capital lease ...........      $ 3,965      $ 1,596           --
                  Common stock issued for notes receivable ........................           --           --        2,284
                  Net liabilities assumed in connection with acquisitions .........           --      $    66      $   489
                  Common stock issued related to acquisition ......................      $ 3,475           --      $ 1,437
                  Warrants issued in connection with private placement ............      $ 1,355           --           --
                  Conversion of preferred stock to common .........................           --           --       29,471

     Restricted Cash

     Certain of our lease agreements require us to provide stand by letters of credit to guarantee payment. As of December 31, 2001, $777 of the stand by letters of credit was issued against the line of credit agreement. As of December 31, 2001, the Company was not in compliance with certain of the financial covenants of the line of credit agreement. As a result, the bank required us to maintain $777 cash equivalents on deposit to support the stand by letters of credit, which is classified as restricted cash on the consolidated balance sheets, In March 2002; the bank waived all instances of noncompliance with covenants as of December 31, 2001.

     Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. Sagent maintains its cash and cash equivalent with high quality financial institutions. Sagent maintains allowances for potential credit risks and for estimated future returns upon shipment. Returns to date have not been material. Actual credit losses to date have been within management's expectations. As of December 31, 2001 and 2000, there were no customers with balances due to Sagent in excess of 10% of aggregate accounts receivable.

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally ranging from three to five years. Depreciation commences upon placing the asset in service. Capital leases are recorded at the lesser of the fair value of the leased asset at the inception of the lease or the present value of the minimum lease payments as of the beginning of the lease term. Leased assets are amortized on a straight-line basis over the estimated useful life of the asset or the lease term. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term. Gains and losses upon asset disposal of the assets are taken into the statement of operations in the year of disposition. Sagent reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Goodwill

     Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in business combination. Sagent amortized goodwill on a straight-line basis over their expected useful lives ranging from one to five years.

     Starting January 1, 2002, Sagent will adopt SFAS 142."Goodwill and other Intangible Assets", at that time, Sagent will cease amortization of goodwill and evaluate goodwill for impairment in accordance with Company policy stated below.

     Impairment of Long-Lived Assets and Identifiable Intangible Assets

     Sagent reviews long-lived assets, including goodwill, and other identifiable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful lives of other assets are no longer appropriate. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, significant decline in the Company's stock price for a sustained period, and the Company's market capitalization relative to net book value.

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company's current business model.

     Notes Receivable from Officers

     Notes from officers represent five-year promissory notes to key executives. These promissory notes are full recourse. The notes bear interest at rates between 5.0% and 8.0%. Principal and interest are due by August 4, 2005. In the year ended December 31, 2001, Sagent has forgiven a total of $807 from the balance due from two of the officers in lieu of bonuses. Such amounts have been recorded in general and administrative expense. As of December 31, 2001, $550 of the outstanding loans will be forgiven during the remaining life of the note, contingent upon continued employment of the officer.

     Revenue Recognition.

     Sagent sells its software products directly to our customers and through channel partners such as enterprise software vendors, resellers and distributors. Enterprise software vendors generally integrate our products with their applications and will embed them into their products or resell them with their products. Our other channel partners, principally resellers and distributors, sell our software products to end user customers.

     Sagent derives its revenue from license fees for software products and fees for services relating to the software products, including consulting, training, software and data updates, technical support and real-time marketing services over the Internet.

     Sagent recognizes revenue from sales of software licenses to end users upon contract execution, provided all shipment obligations have been met, fees are fixed and determinable, collection is probable, and vendor specific objective evidence exists to allocate the total fee between all delivered and undelivered elements of the arrangement. If vendor specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until the earlier of a) such evidence does exist for the undelivered elements, or b) all elements are delivered. Fees from license agreements which include the right to receive unspecified future products are recognized over the term of the arrangement or, if not specified, the estimated economic life of the product.

     Sagent's customers generally require consulting and implementation services which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their needs. Where consulting services are essential to the functionality of the licensed software, both the license revenue and the consulting service revenue are recognized as the services are performed. Our arrangements regarding sales of software licenses generally do not include services that are essential to the functionality of the software.

     When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that a) the above revenue recognition criteria are met, b) payment of the license fees is not dependent upon performance of the consulting services, and c) the services do not include significant alterations to the features and functionality of the software. To date, services have not been essential to the functionality of the software products for substantially all software agreements.

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

     Statement of Position, 97-2, "Software Revenue Recognition" (SOP 97-2) was issued in 1997 by the American Institute of Certified Public Accountants (AICPA) and amended by Statements of Position 98-4 and 98-9. We adopted SOP 97-2 effective January 1, 1998. Based on our reading and interpretation of SOP's 97-2, 98-4 and 98-9, we believe our current revenue recognition policies and practices are consistent with SOP's 97-2, 98-4, and 98-9

     Deferred Revenue

     Deferred revenue represents amounts received from customers under certain license, maintenance and service agreements for which the revenue earnings process has not been completed.

     Software Development Costs

     Software development costs are included in product development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The period between achieving technological feasibility, which Sagent has defined as the establishment of a working model, typically occurring when the beta testing commences, and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. No software development costs have been capitalized for the years ended December 31, 2001 and 2000. $612 was capitalized for the year ended December 31, 1999.

     Advertising

     Advertising costs are expensed as incurred. Advertising expense was $446, $686, and $213 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Stock-Based Compensation

     Sagent accounts for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees" as interpreted by FIN 44 "Accounting for Certain Transactions involving Stock Compensation." and complies with the disclosure provision of FASB Statement No. 123 ("SFAS 123"). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. Stock compensation is being amortized over the vesting period of the individual awards in manner consistent with the method described in FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plus." In addition, the Company accounts for stock issued to non-employees in accordance with the provision of SFAS 123. Pursuant to SFAS No. 123, stock-based compensation is accounted for at the fair value of the equity instruments issued, or at the fair value of the consideration received, whichever is more reliably measurable.

     Income Taxes

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

     Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing the net income
(loss) available to common stockholders for the period by the weighted average number of common shares outstanding, net of shares subject to repurchase during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options, warrants, restricted stock and convertible preferred stock were not included in the computation of diluted net loss per share for those periods in which Sagent incurred a loss because the effect would be antidilutive.

     Comprehensive Loss

     Comprehensive income (Loss) is the total of net income (loss) and all other revenues, expenses, gains and losses recorded directly in equity. Sagent's "Other comprehensive loss" consists of foreign currency translation adjustments. There was no significant tax effect on the components of other comprehensive loss for the years ended December 30, 2001, 2000 and 1999, respectively. We disclosed comprehensive income and its components on our consolidated statements of stockholder's equity and comprehensive loss.

     Reclassification

     Sagent has reclassified the presentation of certain prior year information to conform to the current year presentation.

2. Business Combinations

Pooling of Interests

     On December 11, 1999, Sagent completed its merger with Qualitative Marketing Software, Inc. (QMS). The merger was accounted for as a pooling of interests. Sagent issued 2,100 shares of common stock in exchange for all outstanding stock of QMS. Sagent also assumed all options to purchase QMS stock, which were converted into options to purchase 428 shares of Sagent stock. Historical results of Sagent and QMS for the year prior to the consummation of the merger was:

                                          1999
                                       ----------
               Revenue:
                 Sagent .............    $ 36,004
                 QMS ................      11,997
                                       ----------
                                         $ 48,001
                                       ==========
               Net loss:
                 Sagent .............    $ (7,016)
                 QMS ................      (5,076)
                                       ----------
                                         $(12,092)
                                       ==========

    Costs incurred in connection with the merger during years ended December 31, 2000 and 1999 were:

                                                                   DECEMBER 31,                            DECEMBER 31,
                                         COSTS       COSTS            1999          COSTS        CREDIT       2000
                                        ACCRUED      PAID            BALANCE         PAID        AMOUNTS     BALANCE
                                        -------      -----          --------       --------      -------     -------

Severance and other personnel cost ... $    328     $   --          $   328        $   222       $   106
Transaction costs ....................    3,366        153            3,213          1,344         1,869          --
Elimination of duplicate systems
     and equipment ...................      118         --              118             48            70          --
Other ................................      834        384              450            177           273          --
                                       --------     ------          -------        -------       -------      ------
                                       $  4,646     $  537          $ 4,109        $ 1,791       $ 2,318
                                       ========     ======          =======        =======       =======      ======


     Severance and other personnel costs consist of severance pay and outplacement for nine employees. Transaction costs consists of professional service fees. In 2000, the Company had satisfied all merger related obligations, and the residential accrual of $2,318 was reversed. The provision in 1999 and the reversal of the residual accrual in 2000 were recorded as merger and integration charges (credits) in the accompanying consolidated statements of operations.

     During 1999 certain employees of QMS were granted options at prices below fair value. Expenses related to the grant of these options were recognized during 1999. Such expense is included in 1999 operating expenses as follows:

                                                  1999
                                                --------
     Sales and marketing ....................   $  1,262
     Research and development ...............      1,260
     General and administrative .............        233
                                                --------
                                                $  2,755
                                                ========

Purchase Business Combinations

     In April 2001, Sagent acquired 100% interest in Sagent Benelux for cash of $100 and the assignment of a portion of Sagent's outstanding accounts receivable valued at $200 to the selling shareholders. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, Sagent recorded goodwill of $197, which is being amortized on a straight-line basis over a period of five years. The results of operations of Sagent Benelux have been included in our consolidated results from the date of the acquisition.

     In January 2001, Sagent acquired an additional 33% interest in Sagent Asia/Pacific Pte. Ltd from eGlobal, a privately held company that specializes in distribution of technology services in Singapore. In consideration for 950 shares of Sagent's common stock, valued at $3.5 million, Sagent received an additional 2,113 common shares of Sagent Asia/Pacific Pte. Ltd. This brings the total interest of Sagent in Sagent Asia/Pacific Pte. Ltd to 53%. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, Sagent recorded goodwill of $2,832, which is being amortized on a straight-line basis over a period of five years and acquired gross assets of approximately $2,775 and minority interest of $1,316. Assets acquired consisting primarily of cash and accounts receivable. The results of operations for Sagent Asia/Pacific Pte. Ltd. have been included in our consolidated results from the date of the acquisition.

     In March 2000, Sagent acquired Sagent Brazil Ltd. Under the terms of the agreement, Sagent acquired net liabilities of $66 consisting of property and equipment in the amount of $68 and assumed certain liabilities including deferred revenue in the amount of $134 in exchange for $1,148 in cash. Concurrent with the acquisition, the Company entered into two consulting agreements with the former owners to provide consulting services for a term of four years. Under the provisions of the agreement, Sagent will pay $1,500 in either Sagent common stock or cash, at Sagent's option, in annual installments over the term of the agreements. Such amounts will be recorded as operating expenses as the services are performed. For the years ended December 31, 2001 and 2000, Sagent recorded stock-based compensation in the amount of $408 and $500, respectively relating to the issuance of options to two employees.

     In November 1999, Sagent acquired Sagent Technology GmbH, its distributor in Germany, from a partnership in which a member of Sagent's Board of Directors serves as general partner. Under the terms of the agreement, Sagent acquired all of the outstanding stock of Sagent Technology GmbH for approximately $2,457. Revenues from sales of products and services to this distributor prior to Sagent's acquisition were $300 in 1999.

     In November 1999, Sagent acquired Sagent France S.A., its distributor in France. Under the terms of the agreement, Sagent acquired all of the outstanding stock of Sagent France S.A. in exchange for 20 shares of Sagent common stock valued at approximately $445.

     In June 1999, Sagent acquired Sagent U.K., Ltd., its distributor in the United Kingdom. Under the terms of the agreement, Sagent acquired all outstanding stock of Sagent, U.K., Ltd., for cash of approximately $1,000, 146 shares of common stock valued at $1,600, stock options valued at $212 and the assumption of certain liabilities.

     Sagent accounted for these acquisitions under the purchase method of accounting. The allocation of Sagent's aggregate purchase price to the tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions is summarized below:

                                                                        SAGENT     SAGENT     SAGENT     SAGENT      SAGENT
                                                            SAGENT      FRANCE,     U.K.,     BRAZIL   ASIA/PACIFIC  BENELUX
                                                             GMBH        S.A.       LTD.       LTD.     PTE. LTD       LTD.
                                                          ---------   ---------  ---------  ---------   --------    --------
   Net current assets ..............................      $   (582)   $   (660)  $   (672)  $   (134)  $  2,775     $     12
   Property and equipment ..........................            23          19        102         68         15           --
   Goodwill ........................................         3,016       1,086      3,557      1,214      2,832          197
   Minority interest ...............................            --          --         --         --     (1,316)          --
                                                          --------    --------   --------   --------   --------     --------
   Total purchase price ............................      $  2,457    $    445   $  2,987   $  1,148   $  4,306     $    209
                                                          ========    ========   ========   ========   ========     ========

     The following summary, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations for the years ended December 31, 2001, 2000 and 1999 with the results of operations of Sagent Benelux, Sagent Asia/Pacific, Pte. Ltd., Sagent Brazil, Sagent GmbH, Sagent France SA and Sagent UK, Ltd., as if each company had been acquired as of January 1, 1999, respectively.

                                                                         2001         2000          1999
                                                                       --------     --------      --------
         Years Ended December 31,
         Revenue ..................................................    $ 49,990     $ 59,959      $ 49,051
         Net loss .................................................     (41,115)     (24,349)      (13,109)
         Basic and diluted net loss per share .....................    $  (1.05)    $  (0.85)        (0.60)
         Number of shares used in pro forma per share calculation .      39,323       28,773        21,971

     The proforma adjustments give effect to available information and assumptions that Sagent believes are reasonable. The unaudited pro forma results of operations should be read in conjunction with Sagent's historical financial statements and the financial statements of Sagent Benelux, Sagent Asia/Pacific Pte. Ltd., Sagent UK, Ltd., Sagent France, S.A., and Sagent GmbH and the notes thereto included or incorporated elsewhere herein.


3. Other Current Assets

     Other current assets consists of:

                                                              2001       2000
                                                            --------   --------
          Prepaid licenses .............................    $  2,135   $  2,572
          Other ........................................       1,565      3,689
                                                            --------   --------
                                                            $  3,700   $  6,261
                                                            ========   ========

     Included in prepaid licenses are license technologies purchased from third party, which are integrated into our products and services prior to deployment. These license technologies are being amortized ratably over the term of the license, generally for a period of two years.

4. Property and Equipment

     Property and equipment at December 31, 2001 and 2000 consist of:

                                                               2001      2000
                                                             --------  --------

        Computer equipment and software ..................    $13,222   $ 5,534
        Furniture, fixtures and office equipment .........      1,031     1,657
        Leasehold improvements ...........................        512     3,498
                                                              -------   -------
                                                               14,765    10,689
        Less accumulated depreciation and amortization ...     (8,627)   (4,971)
                                                              -------   -------
                                                              $ 6,138   $ 5,718
                                                              =======   =======

     Equipment under capital leases was $6,953 and $2,698 at December 31, 2001 and 2000, respectively and the related accumulated amortization at such dates was $2,806 and $962, respectively.

5. Goodwill and Other Assets

     Goodwill as of December 31, 2001 and 2000 is as follows:

                                                 ECONOMIC
                                                   LIFE        2001       2000
                                                 ---------   --------   --------
            Goodwill, net:
              Sagent UK ........................     5        $1,746      $2,496
              Sagent France S.A ................     5           645         863
              Sagent GmbH ......................     5         1,787       2,378
              Sagent Brazil ....................     5           728         971
              Smarter Software, Inc ............     1            68         615
              Sagent Asia/Pacific Pte. Ltd .....     5         2,389          --
              Sagent Benelux ...................     5           151          --
                                                              ------      ------
                                                              $7,514      $7,323
                                                              ======      ======

     Amortization of goodwill was $2,439, $1,957, and $452 for the years ended December 31, 2001, 2000, and 1999, respectively.

                                                             2001       2000
                                                             ----       ----
                Other assets, net:
                  eGlobal joint venture, net .....          $   --    $  830
                  NetAcumen, Inc. joint venture ..             529       759
                  Deposits .......................             545       942
                  Other ..........................              64        39
                                                            ------    ------
                                                            $1,138    $2,570
                                                            ======    ======

     Investment in Sagent Asia/Pacific Pte. Ltd., a joint venture between Sagent and eGlobal was accounted for under the equity method as of December 31, 2000. Sagent's ownership interest in Sagent Asia/Pacific Pte Ltd. was 53%, and 19.99% as of December 31, 2001 and 2000 respectively. For the year ended December 31, 2001, the consolidated financial statements of Sagent include the accounts of Sagent Asia/Pacific Pte. Ltd. As a result, $658 minority interest liability was recorded at December 31, 2001 and reflects the original investment by the minority stockholders, along with their proportional share of accumulated losses. The $658 minority interest in Sagent Asia/Pacific's losses is included in other income (expense) in the consolidated statements of operations for the year ended December 31, 2001.

     Sagent has a minority investment in Net Acumen, a privately held company. The investment in NetAcumen is accounted for under the cost method. Sagent's ownership interest in NetAcumen, Inc. was 8.7% as of December 31, 2001. Sales to NetAcumen were $0 and $780 for the years ended December 31, 2001 and 2000. At December 31, 2001, Sagent recognized a $230 loss in investment in NetAcumen due to a decline in the fair value of the investment, which is included in other income (expense) in the consolidated statements of operations.

6. Accrued Liabilities

     Accrued liabilities consists of:

                                                             2001      2000
                                                             ----      ----
          Employee compensation and benefits ...........    $3,219    $2,759
          Sales and marketing ..........................     1,393     1,320
          Sales taxes ..................................       686       622
          Software royalties ...........................     1,006       302
          Other ........................................     2,133       839
                                                            ------    ------
                                                            $8,437    $5,842
                                                            ======    ======

7. Commitments and Contingencies

Commitments

     Sagent leases various facilities under noncancelable operating leases and has acquired certain computer and other equipment under capital lease obligations which are collateralized by the related assets. Future minimum lease payments under these commitments at December 31, 2001, are as follows:

                                                         OPERATING   CAPITAL
                                                           LEASES     LEASE
                                                         ----------  -------
          2002 ........................................   $3,070      $ 2,415
          2003 ........................................    1,993        1,382
          2004 ........................................      532           23
          2005 ........................................      108            7
          2006 ........................................       --            6
          Thereafter ..................................       --           --
                                                          ------      -------
          Total minimum lease payments ................   $5,703        3,833
                                                          ======
          Less amount representing interest ...........                  (204)
                                                                      -------
          Present value of minimum lease payments .....                 3,629
          Current portion .............................                (2,214)
                                                                      -------
                                                                      $ 1,415
                                                                      =======

     Rent expense was $3,613, $4,200, and $2,800, for the years ended December 31, 2001, 2000, and 1999, respectively.

Litigation

     From time to time, the Company has been subject to litigation including the pending litigation described below. Because of the uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates. Pending or future litigation could be costly, could cause the diversion of management's attention and could upon resolution, have a material adverse affect on our business, result of operations, financial condition and cash flow.

     In addition, the Company is engaged in certain legal and administrative proceedings incidental to our normal business activities and believes that these matters will not have a material adverse effect on our financial position, result of operations or cash flow.

     From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court on behalf of the individual investors who purchased Sagent common stock between October 21, 1999 and April 18, 2000. The claims allege that Sagent misrepresented its prospects for 1999 and the first quarter of 2000. Thereafter, the court consolidated the complaints and selected a lead plaintiff and counsel. A consolidated amended complaint was filed in April 2001. The defendants filed a motion to dismiss the consolidated amended complaint. On September 28, 2001, the court granted the defendants' motion, and gave the plaintiffs leave to amend the complaint. On December 28, 2001, the class plaintiffs filed a second amended complaint. Defendants filed a motion to dismiss that complaint on February 15, 2002. The hearing on defendants' motion is scheduled for May 6, 2002.

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

     The parties agreed to stay the Hu complaint indefinitely, pending the outcome of the Fanucci matter. The court entered an order staying the Hu complaint on January 11, 2002. Thereafter, on January 16, 2002, the Fanucci plaintiff filed a motion to transfer and/or remand that case back to the Superior Court for San Mateo County where it was originally filed. The court heard oral argument on defendants' motion to dismiss the Fanucci complaint, and the plaintiffs' transfer motion on January 28, 2002. On March 1, 2002, the court issued an order sustaining Sagent's motion to dismiss, granting the plaintiff leave to amend the complaint, denying the plaintiff's motion to transfer an/or remand the Fanucci case to San Mateo County, and ordering Sagent to produce a limited quantity of documents to the plaintiff.

     In October 2001, infoUSA, Inc. filed a complaint against Sagent in the District Court of Douglas County, Nebraska, seeking amounts infoUSA claims are owed under a license agreement between Sagent and infoUSA. The amount of the claim is $900,000, plus interest. A default judgment for the full amount of the claim was entered against Sagent on December 20, 2001, for failure by Sagent to respond to the initial complaint. Sagent filed a motion to set aside the default judgment in January 2002. On February 22, 2002, the court granted Sagent's motion to set aside the default judgment, and allowed Sagent to file its answer to the complaint.

     In November and December 2001, several class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of investors who purchased Sagent common stock between May 11, 2001 and November 28, 2001. The complaints allege that Sagent and certain of its officers and directors violated the Securities Exchange Act of 1934. The complaints allege that during the class period, the defendants caused Sagent's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements. The court has selected a lead plaintiff in that action and we expect a consolidated amended complaint to be filed.

     In February 2002, two derivative lawsuits were filed by purported Sagent shareholders in the United States District Court for the Northern District of California. The complaints name certain of our present and former officers and directors as defendants. The principal allegation of the complaints is that the defendants breached their fiduciary duties to Sagent.

8. Line of Credit

     Sagent has a $5 million line of credit agreement with a bank collateralized by the assets of the Company. The line consists of advances against eligible accounts receivable in an aggregate amount not to exceed the lesser of, the committed revolving line or the borrowing base, less any outstanding letters of credit. Advances against the revolving line bear interest at the bank's prime rate plus 1%, the prime rate was at 4.75% at December 31, 2001. As of December 31, 2001 there were no advances on the line of credit.

     Certain of our lease agreements require us to provide stand by letters of credit to guarantee payment. As of December 31, 2001, $777 of the stand by letters of credit was issued against the line of credit agreement. As of December 31, 2001, the Company was not in compliance with certain of the financial covenants of the line of credit agreement. As a result, the bank required us to maintain $777 cash equivalents on deposit to support the stand by letters of credit, which is classified as restricted cash on the consolidated balance sheets. In March 2002, the bank waived all instances of noncompliance with covenants as of December 31, 2001.

9. Capitalization

     In August 2001, Sagent completed a private placement of approximately 9,115 shares of its common stock and received proceeds of $15,833, net of $990 in offering costs. In connection with the private placement, Sagent also issued to certain placement agents warrants to purchase 456 shares of Sagent's common stock with an estimated fair value of $886, which has been included in additional paid-in capital. This estimated fair value was calculated using the Black-Scholes option pricing model with the following factors and assumptions: expected volatility of 135.8%, contractual life of 4 years, stock price of $2.27 on the date of grant, exercise price of $1.84, and risk free interest rate of 4.13% per annum.

     In February 2001, Sagent completed a private placement of approximately 5,750 shares of its common stock and received proceeds of $16,047, net of $628 in offering costs. In connection with the private placement, Sagent also issued to certain placement agents warrants to purchase 210 shares of Sagent's common stock with an estimated fair value of $469, which has been included in additional paid-in capital. This estimated fair value was calculated using the Black-Scholes option pricing model with the following factors and assumptions: expected volatility of 130%, contractual life of 5 years, stock price of $2.78 on the date of grant, exercise price of $2.90, and risk free interest rate of 5% per annum.

     In April 1999, Sagent issued 5,750 shares of its common stock at an initial public offering (IPO) price of $9.00 per share. The proceeds to Sagent from the offering, net of offering costs were approximately $47,200. In connection with the IPO, common stock warrants were exercised to purchase 110 shares of common stock at prices ranging from $3.18 to $6.48 per share, resulting in additional proceeds to Sagent totaling $700.

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

Warrants

     During 2001, Sagent issued warrants to purchase 210 shares of common stock at $2.23 per share in connection with February 2001 private placement. Sagent also issued warrants to purchase 456 shares of common stock at $1.94 per share in connection with August 2001 private placement.

     During 2000, Sagent issued warrants to purchase 10 shares of common stock at $2.50 per share, with an estimated fair value of $15 in connection with a bank agreement to secure a $10 million line of credit that expired in June 2001. The estimated fair values of warrants were calculated using the Black Scholes model.

     During 1999, all outstanding warrants issued through 1999 were exercised for the purchase of 236 shares of common stock for an exercise price totaling $786. As of December 31, 2001, warrants totaling 676 are still outstanding.

10. Notes Receivable from Stockholders

     Notes receivable from stockholders were issued in exchange for common stock. The notes bear interest at rates ranging from 4.62% to 7.50% and are due at dates from January 28, 2002 to August 30, 2005. The notes are full recourse and collateralized by the underlying common stock issued.

Restricted Stock Purchase Agreement

     Sagent has sold shares of its common stock to founders and employees of Sagent under agreements which provide for repurchase of the shares by Sagent at the stock's original sale price upon termination of employment of such persons. Sagent's right to repurchase shares generally lapses as to 1/48 of the total shares on the date of sale and 1/48 on the first day of each subsequent month. There were 102 and 335 shares of common stock subject to repurchase at cost at December 31, 2001 and 2000, respectively.

11. Stock Options

1995 Plan

     Options granted under the 1995 Plan were exercisable immediately, conditioned upon the optionee entering into a restricted stock purchase agreement, and generally vest over a period of four years. Options granted expire 10 years from the date of grant. Upon adoption of the 1998 Plan, all shares of common stock reserved under the 1995 Plan were no longer reserved for issuance.

1998 Plan

     In December 1998, the board of directors adopted the 1998 Stock Option plan (the "1998 Plan") under which incentive stock option or non-statutory stock options may be granted to employees, directors and consultants of Sagent. A total of 7,351 shares of common stock have been reserved for issuance under the 1998 Plan. Under the terms of the 1998 Plan, incentive options may be granted at prices not lower than fair market value at the date of grant, while nonqualified options may be granted at prices as determined by the administrator at the date of grant. However, if an employee or other person who, at the time of the grant of such stock option, owns stock representing more than 10.0% of the voting power of all classes of stock in Sagent, the exercise price may be no less than 110% of the fair market value per share on the date of grant. Options granted under the 1998 stock option plan are generally exercisable one year after the vesting commencement date. Upon exercise of an option, the optionee shall enter into a restricted stock purchase agreement. Options generally vest over a period of four years and expire 10 years from the date of grant. As of December 31, 2001, a total of 456 shares remain available for future grant.

1999 Director Plan

     In January 1999, the board of directors adopted a Non-statutory Stock Options Plan for Directors (the "Director Plan"). A total of 150 shares of common stock have been reserved for issuance under the Director Plan. The exercise price for each option granted under the Director Plan will be equal to the fair market value of common stock on the date of grant. The options that were granted will have a term of ten years and the shares subject to the option will generally become exercisable in four equal annual installments subject to optionee's completion of one-year board service. As of December 31, 2001, no shares were available for grant under the Director Plan.

2000 Plan

     In December 2000, the board of directors adopted a Non-statutory Stock Options Plan for key employees and consultants (the "2000 Plan"). A total of 2,135 shares of common stock have been reserved for issuance under the 2000 Plan. The exercise price for each option granted under the 2000 Plan shall be determined by the administrator on the date of grant. Options granted generally vest over a period of four years and expire ten years from the date of grant. As of December 31, 2001, a total of 125 shares remain available for future grant.

Employee Stock Purchase Plan

     In February 1999, stockholders approved the 1999 Employee Stock Purchase Plan. A total of 700 shares of common stock have been reserved for issuance under the 1999 employee stock purchase plan. The number of shares reserved will be subject to an annual increase every January equal to the lesser of the number of shares optioned during the prior year or lesser amount determined by the board of directors. The 1999 employee stock purchase plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period.

     The following table summarizes option activity under all Plans for the years ended December 31, 2001, 2000 and 1999:

                                                      WEIGHTED
                                              NUMBER   AVERAGE
                                                OF    EXERCISE
                                              SHARES    PRICE
                                             -------  --------
  Outstanding at December 31, 1998 .....      2,275   $   3.43
  Granted ..............................      2,793       9.05
  Canceled .............................       (464)      4.61
  Exercised ............................       (978)      3.66
                                            -------    -------
  Outstanding at December 31, 1999 .....      3,626       7.55
  Granted ..............................      4,732       5.30
  Canceled .............................     (1,245)      7.84
  Exercised ............................       (757)      3.98
                                            -------    -------
  Outstanding at December 31, 2000 .....      6,356       6.23
  Granted ..............................      5,320       1.38
  Canceled .............................     (2,705)      4.27
  Exercised ............................       (190)      0.23
                                            -------    -------
  Outstanding at December 31, 2001 .....      8,781    $  4.01
                                            =======    =======

     The following table summarizes information with respect to stock options outstanding at December 31, 2001:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  ------------------------------------   ---------------------
                                WEIGHTED-
                    NUMBER       AVERAGE     WEIGHTED-     NUMBER     WEIGHTED-
                      OF        REMAINING     AVERAGE        OF        AVERAGE
   RANGE OF         SHARES     CONTRACTUAL   EXERCISE      SHARES     EXERCISE
EXERCISE PRICES   OUTSTANDING LIFE (YEARS)     PRICE     EXERCISABLE    PRICE
---------------  ------------ ------------  ----------  ------------  --------
$ 0.09-- 0.09             7       4.4        $   0.09            7     $  0.09
  0.25-- 0.25             6       4.8            0.25            6        0.25
  0.71-- 0.76           598       9.9            0.73           20        0.73
  1.12-- 1.63         2,485       9.2            1.28          711        1.41
  1.72-- 2.50         2,896       7.9            2.10        1,811        2.18
  2.60-- 3.47            32       2.9            3.19           32        3.19
  4.30-- 6.25           599       6.6            6.07          384        5.98
  6.50-- 9.13         1,194       7.1            7.47          765        7.45
 11.06--11.19           825       8.5           11.18          825       11.18
 25.00--25.00           139       7.7           25.00           72       25.00
                     ------     -----        --------        -----     -------
$ 0.09--25.00         8,781       8.2        $   4.01        4,633     $  5.20
                     ======     =====        ========        =====     =======

     The following pro forma net loss and net loss per share information has been prepared assuming stock option grants and the employee stock purchase plan had been accounted for in accordance with the provisions of SFAS No. 123:

                                                  YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               2001          2000        1999
                                            ----------   -----------  ---------
Net loss:
  As reported ..........................    $(40,263)    $ (23,704)   $ (12,092)
  Pro forma ............................     (48,414)      (27,976)     (22,764)
Basic and diluted net loss per share:
  As reported ..........................       (1.02)        (0.82)       (0.55)
Pro forma ..............................    $  (1.23)    $   (0.97)   $   (1.04)

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

     Assumptions used in completing the option-pricing model for years ended December 31, included:



                                               STOCK OPTION PLANS
                                     -------------------------------------
                                        2001          2000          1999
                                     ----------  -------------   ---------
Risk-free interest rate ..........      4.5%          5.9%           5.6%
Expected life ....................    4 years       4 years       3.43 years
Dividends ........................      --            --              --
Volatility .......................      130%          130%            70%


                                                      ESPP
                                     ----------------------------------------
                                         2001          2000         1999
                                     ------------  ------------   -----------
Risk-free interest rate ..........       5.19%          5.7%         4.6%
Expected life ....................     0.5 years     0.5 years     0.5 years
Dividends ........................         --            --           --
Volatility .......................        130%          130%          70%


     The weighted average estimated fair value of employee stock options granted during fiscal years 2001, 2000, and 1999 with exercise prices equivalent to the market price of the Company's common stock at the date of grant were $1.19, $4.18, and $11.79 per share, respectively.

     During 2001 and 2000 the Company granted stock options with an exercise price below the market value of the Company's common stock on the date of grant. The weighted average estimated fair value of those options granted below market value were $2.00 and $11.62, respectively.

     The weighted average estimated fair value of employee stock purchase rights granted under the ESPP was $1.03, $4.60 and $4.29 during 2001, 2000 and 1999 respectively.

12. Income Taxes

     The Company's pre-tax income (loss) from operations for the years ended December 31, 2001, 2000, and 1999 consisted of the following components:

                                        2001        2000         1999
                                     ----------   ---------    ---------
Domestic ........................    $(34,673)    $(18,250)    $(10,940)
Foreign .........................      (5,076)      (4,944)        (889)
                                     ---------    ---------    ---------

Total pretax loss ...............    $(39,749)    $(23,194)    $(11,829)
                                     =========    =========    =========

     Income tax expense for the years ended December 31, 2001 and 2000, were comprised of the following:

                                               2001        2000        1999
                                             ---------   ---------   --------
  Current:
  State ...............................       $   105      $    5     $   --
  Foreign .............................           409         505        263
                                             ---------   ---------   --------
Total current tax expense .............           514         510        263
                                             ---------   ---------   --------
Deferred ..............................            --          --         --
                                             ---------   ---------   --------
Total deferred tax expense ............            --          --         --
                                             ---------   ---------   --------
Total tax expense .....................       $   514      $  510     $  263
                                             =========   =========   ========


     The 2001, 2000, and 1999 income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 34% to pretax income as a result of the following:



                                            2001         2000        1999
                                         ----------   ----------  ---------
Tax benefit at statutory rate .......    $ (13,514)   $  (7,886)  $  (3,762)
State taxes, net of federal benefit .           69            5        (271)
Nonrecognition of tax benefits ......       12,437        7,876       1,743
Foreign taxes .......................          409          505         256
Tax credits .........................           --           --        (137)
Permanent differences ...............        1,113           10       2,436
Other ...............................           --           --          (2)
                                         ---------    ---------   ----------
                                         $     514    $     510   $     263
                                         =========    =========   ==========


     The components of the temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set forth below.

                                                       2001          2000         1999
                                                   -----------   -----------  ----------
Deferred tax assets:
  Net operating loss and credit carryforwards ...  $   29,508    $   16,167   $   10,373
  Tax credits ...................................       3,628         1,425        1,425
Depreciation and amortization ...................          --            --        1,204
Deferred revenue ................................       3,290         3,264        1,186
Other reserves and accruals .....................       1,778         4,003           --
Other ...........................................          --             2          578
                                                   ----------    ----------   ----------
Gross deferred tax assets .......................      38,204        24,861       14,766
Valuation allowance .............................     (36,605)      (24,736)     (14,766)
                                                   ----------    ----------   ----------
Total deferred tax assets .......................       1,599           125           --
Deferred tax liabilities:
Fixed assets ....................................      (1,599)         (125)          --
                                                   ----------    ----------   ----------
Total deferred tax liabilities ..................      (1,599)         (125)          --
                                                   ----------    ----------   ----------
Net deferred tax assets: ........................          --            --           --
                                                   ==========    ==========   ==========

     At December 31, 2001, management had established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The valuation allowance for deferred tax assets on December 31, 2001. 2000 and 1999 were $36,605, $24,736 and $14,766 respectively. The net change in the total valuation allowance for the years ended December 31, 2001, 2000 and 1999 was an increase of $11,869, $9,970, and $1,723 respectively. Included in the valuation allowance is a tax benefit attributable to the exercise of employee stock options, when realized, will be a credit to additional paid-in-capital.

     As of December 31, 2001, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $77,684 and $35,014, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire beginning in 2010. State net operating loss carryforwards expire beginning in 2002.

     As of December 31, 2001, the Company also has research credit carryforwards for federal and state purposes of approximately $2,157 and $1,432, respectively, available to reduce future income taxes. The federal research credit carryforwards expire beginning 2010. The research credit carryforwards for state purposes carry forward indefinitely until utilized.

     For federal and state tax purposes, a portion of Sagent's net operating loss carryforwards may be subject to certain limitation on annual utilization due to changes in ownership, as defined by federal and state tax law.

13. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                            -------------------------------------
                                                                                2001         2000         1999
                                                                            -----------  -----------   ----------
Net loss ...............................................................    $  (40,263)  $  (23,704)   $  (12,092)
Weighted average common shares outstanding .............................        39,425       29,020        22,221
Adjustment to reflect shares subject to repurchase .....................          (102)        (247)         (353)
                                                                            ----------   ----------    ----------
Shares used in computing net loss per share, basic and diluted .........        39,323       28,773        21,868
                                                                            ==========   ==========    ==========
Net loss per share, basic and diluted ..................................    $    (1.02)  $    (0.82)   $    (0.55)
                                                                            ==========   ==========    ==========
Antidilutive securities including options, warrants and preferred stock
  not included in historical net loss per share calculations ...........         9,457        6,395         2,403
                                                                            ==========   ==========    ==========

14. Segment Reporting

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

     The Company provides software and services to address organization's information access, analysis and delivery needs. Sagent sells its products domestically and internationally. For the purpose of making operating decisions, the CODM considers financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic area. The company operates in a single segment.

     The components of service revenue are as follows:

                                    YEAR ENDED DECEMBER 31,
                             ------------------------------------
                                 2001         2000        1999
                             -----------  -----------  ----------
Service:
    Maintenance ............  $ 10,367     $  7,683     $   3,517
    Professional services ..    11,247       15,839        10,354
                              --------     --------     ---------
Total service revenue ......  $ 21,614     $ 23,522     $  13,871
                              ========     ========     =========

     It is impractical for the company to disclose license revenue by product type.

     The disaggregated financial information reviewed by the CODM is revenues by geographic area. Such information for the years ended December 31, were as follows:

                                        2001   2000   1999
                                       -----  -----  -----
United States .....................     72%    87%    87%
International .....................     28%    13%    13%

     No one country outside of the United States comprised more than 10% of total revenue for fiscal 2001, 2000, and 1999. None of Sagent's international operations have material long-lived assets. The international sales are based on revenue generated from customers located outside the United States.

15. Employee Benefit Plans

401(k) Plan

     Sagent maintains a 401(k) Plan for its employees. The 401(k) Plan allows eligible employees to defer up to 15%, but no greater than the stated limitation in any plan year, of their pretax compensation in certain investments at the discretion of the employee.

     No contributions were made to the plans during 2001, 2000, and 1999.

16. Restructuring and Asset Impairment

Restructuring costs

     In December 2001, Sagent Board of Directors approved a restructuring plan aimed at streamlining its underlying cost structure to better position Sagent for growth and improved operating results. As part of restructuring plan, Sagent implemented a reduction in workforce of approximately 14% or 51 employees and contractors. The reductions came from all areas of the Company and, as of December 31, 2001, the majority of these terminations were completed or reserved for.

                                                                                 REMAINING RESERVE
                                                                      NON-CASH   AS OF DECEMBER 31,
                                   TOTAL CHARGES   CASH PAYMENT       CHARGES          2001
Facility exit costs                   $    397        $    --         $  (145)       $     252
Severance and personnel costs              286           (136)             --              150
                                   -------------   ------------    ------------      ---------
   Total                              $    683        $  (136)        $  (145)       $     402
                                   =============   ============    ============      =========

     The remaining balance will be paid in the first quarter of 2002.

Asset Impairment

     Asset impairment charge of 3.4 million in 2001 consisted of $1.8 million reserve on shareholders' notes, $1.2 million impairment of prepayments made to service provider for data center services which is no longer in business, $0.3 million reduction in the carrying value of goodwill due to sale of acquired technology to a third party, and $0.1 million of other losses related to the closing of a remote facility due to consolidation of its operation into headquarter location.

17. Related Party Transactions

Agreements and Arrangement with Executive Officers

     In August 2000, we entered into an employment agreement with our President and Chief Executive Officer. The employment agreement provides that he will receive, among other things two loans:

     1) an interest-free $750 loan for use towards the purchase of a home, which loan would be forgiven over a period of five years provided he continues to be employed with us, and

     2) a $2,000 loan for use towards the purchase of a home bearing simple interest at a rate of 5% per year and maturing in five years. On January 2, 2002, the Board approved amendment to his employment agreement. The Company agreed to forgive $282 of the principal of this loan.

     The difference between the market interest rates and stated interest rates have been imputed to the loans and recognized as compensation expense over the term of the employment agreement. As of December 31, 2001, a total of $2,409 in unpaid principal and interest was outstanding under the two loans

     In May 2000, we entered into a letter agreement with our previous Executive Vice President, Finance and Administration, and Chief Financial Officer. The letter agreement provides that our previous Chief Financial Officer will receive, among other things, a $400 loan for use towards the purchase of a home bearing interest at a rate of 7.5% per year and maturing in five years. During year 2001, Sagent forgave a total of $ 316 of the principal and interest. As of December 31, 2001, $126 in unpaid principal and interest was outstanding under the loan.

Agreements and Arrangements with Directors

     Sagent recognized revenues of $0, $783 and $73 in 2001, 2000 and 1999 from licenses and services sold to companies for which Sagent's former Chairman serves as a member of their Board of Directors. A member of Sagent's Board of Directors is also an officer of an entity from which Sagent received approximately $145, $1,032 and $882 royalty fees in 2001, 2000 and 1999, respectively.

     During 2000, one of our director sublet property to Sagent Technology Gmbh, a wholly owned subsidiary pursuant to a sublease arrangement that expired in April 2001. Sagent recorded lease payment of $13 and $35 for the years ended December 31, 2001 and 2000, respectively.

     One of our director also provided consulting services to Sagent Technology GmbH, the amount paid for such services was approximately $114 and $130 for the years ended December 31, 2001 and 2000, respectively. Sagent also sold this director product and services total $21 in 2001.

Other Transactions

     Sagent incorporates by reference the information set forth under the captions "Certain Relationships and Related Transactions," and "Executive Compensation," in our definitive Proxy Statement to be filed for our Annual Shareholders Meeting.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
Sagent Technology, Inc.

     Our audit of the consolidated financial statements referred to in our report dated March 10, 2000 appearing in this Form 10-K of Sagent Technology, Inc., also included an audit of the Financial Statement Schedule listed in Item 14(a) 2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in need conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 10, 2000

                                                                     SCHEDULE II

                             SAGENT TECHNOLOGY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                BALANCE AT     CHARGED TO                    BALANCE AT
                                                                BEGINNING      COSTS AND                       END OF
DESCRIPTION                                                     OF PERIOD      EXPENSES       DEDUCTIONS       PERIOD
-----------                                                     ----------     ----------     ----------     -----------
Year Ended December 31, 1999:
  Allowance for returns and doubtful accounts ...............    $  508          $  122         $   --         $  630
Year Ended December 31, 2000:
  Allowance for returns and doubtful accounts ...............       630           4,793            455          4,968
Year Ended December 31, 2001:
  Allowance for returns and doubtful accounts ...............    $4,968          $2,298         $5,596         $1,670

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

     We retained KPMG LLP as our independent auditors effective as of October 13, 2000. During the fiscal years ended December 31, 1998 and 1999 and the period ended October 13, 2000 we did not consult with KPMG LLP regarding (i) either: the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that KPMG LLP concluded was an important factor we considered in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or reportable event with PricewaterhouseCoopers LLP.

                                    PART III

     The information required by Part III is omitted from this report and will be included in the proxy statement for our 2002 annual meeting of stockholders, which will be filed by April 30, 2002.

Item 10. Directors and Executive Officers of the Registrant

     The information regarding directors and executive officers appearing under the headings "Election of Directors" "Other Information" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement for our 2002 annual meeting of stockholders is incorporated by reference.

Item 11. Executive Compensation

     The information contained under the headings "Executive Officer Compensation", "Director Compensation", "Report of the Compensation Committee of the Board of Directors" and "Certain Relationships and Related Transactions" in the proxy statement for our 2002 annual meeting of stockholders is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement for our 2002 annual meeting of stockholders is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     The information contained under the heading "Certain Relationships and Related Transactions" in the proxy statement for our 2002 annual meeting of stockholders is incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a) 1. Consolidated Financial Statements:

                                                                            PAGE
                                                                            ----
KPMG LLP, Independent Auditors ...........................................   35
PricewaterhouseCoopers  LLP, Independent Accountants .....................   36
Consolidated Balance Sheets ..............................................   37
Consolidated Statements of Operations ....................................   38
Consolidated Statements of Stockholders' Equity and Comprehensive Loss ...   39
Consolidated Statements of Cash Flows ....................................   40
Notes to Consolidated Financial Statements ...............................   41

    2. Financial Statement Schedules

Schedule II -- Valuation and Qualifying Accounts .........................   59


    3. Exhibits

NUMBER                               TITLE
------                               -----

 3.1      Certificate of Incorporation of Registrant.
 3.2      Amended and Restated Certificate of Incorporation of Registrant.
 3.3      Bylaws of Registrant.
 4.1      Form of Registrant's Common Stock Certificate.
 4.2 Common Stock Rights Agreement dated February 15, 2001 between the Registrant and the parties named therein.
 4.3 Common Stock Rights Agreement dated July 23, 2001 between the Registrant and the parties named therein.
10.1* Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2*     1998 Stock Plan and related agreements.
10.3*     1999 Employee Stock Purchase Plan and related agreements.
10.4*     1999 Director Option Plan and related agreements.
10.5 Master Equipment Lease Agreement, dated August 7, 1995, between the Registrant and Lighthouse Capital Partners, L.P.
10.6 Master Lease Agreement, dated as of September 26, 1998, between the Registrant and Dell Financial Services L.P.
10.7 Standard Office Lease, dated June 1, 1998, by and between the Registrant and Asset Growth Partners, Ltd., and the First Amendment thereto.
10.8+ Development and Licensing Agreement, dated January 22, 1997, between the Registrant and Abacus Concepts, Inc.
10.9+ Microsoft License and Distribution Agreement, dated August 23, 1996, between the Registrant and Microsoft Corporation.
10.10+ Sagent KK Non-Exclusive Japanese Distribution Agreement, dated as of December 17, 1997, between Sagent KK Japan and Kawasaki Steel Systems R&D Corporation.

Number                            Title
------                            -----

          Japan and Kawasaki Steel Systems R&D Corporation.
10.11     Form of Sagent Technology, Inc. End User Software License Agreement.
10.12+ OEM Software License Agreement, effective March 31, 1998, between the Registrant and Siebel Systems, Inc.
10.13 Form of Sagent Technology, Inc. Software Maintenance and Technical Support Agreement.
10.14     Form of Sagent Technology, Inc. Agreement for Consulting Services.
10.15 Form of Sagent Technology, Inc. Agreement for Subcontractor Consulting Services.
10.16     Form of Evaluation Agreement.
10.17* Note, dated February 1, 1998, between the Registrant and W. Virginia Walker.
10.18* Note, dated February 1, 1998, between the Registrant and W. Virginia Walker.
10.19+ Solution Provider Agreement, effective June 27, 1997, between the Registrant and Unisys Corporation.
10.20*    Executive Change of Control Policy.
10.21*+ Software License and Services Agreement, dated March 31, 1998, between the Registrant and Siebel Systems, Inc.
10.22*    Notes, dated February 5, 1999, between the Registrant and Tom
          Lounibos.
10.23*    Note, dated March 15, 1999, between the Registrant and Kenneth C.
          Holcomb.
10.24 Nonexclusive International Software Value Added Reseller ("VAR") Agreement, dated December 8, 1997, between the Registrant and Opalis S.A.
10.25* Employment Agreement dated August 4, 2000, between the Registrant and Ben C. Barnes.
10.26*    Offer letter dated May 9, 2000, between the Registrant and David
          Eliff.
10.27 Common Stock Purchase Agreement dated February 15, 2001, between the Registrant and the parties named therein.
10.28* Service Agreement, dated January 1, 2001, between the Registrant and Arthur Parker.
10.29 Common Stock Purchase Agreement dated July 23, 2001 between the Registrant and the parties named therein.
10.30* Offer letter dated October 9, 2001, between the Registrant and Richard Ghiossi.
10.31*    Offer letter dated October 31, 2001, between the Registrant and Steven
          R. Springsteel, and addendum dated November 16, 2001.
10.32* Settlement Agreement and Mutual Release dated December 31, 2001 between the Registrant and Kenneth C. Gardner.
16.1 Letter dated as of October 18, 2000 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.
21.1      Subsidiaries of the Registrant.
23.1      Consent of KPMG LLP, Independent Auditors.
23.2      Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1      Power of Attorney (included on signature page)

----------

*    Denotes management contract or compensatory plan or arrangement.

+ Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)  Report on Form 8-K

     On December 5, 2001, Sagent filed a Form 8-K to report the appointment of Steven R. Springsteel as its Executive Vice President and Chief Financial Officer.

     On December 6, 2001, Sagent filed a Form 8-K to report the restatement of its previously reported financials results for portions of 2001.

(c)  Exhibits

     See Item 14(a)(3), above.

(d)  Financial Statement Schedules

     See Item 14(a)(2), above.

                                INDEX TO EXHIBITS

      Number                             Title
      ------                             -----
      3.1(1)    Certificate of Incorporation of Registrant.
      3.2(1)    Amended and Restated Certificate of Incorporation of Registrant.
      3.3(1)    Bylaws of Registrant.
      4.1(1)    Form of Registrant's Common Stock Certificate.
      4.2(2)    Common Stock Rights Agreement dated February 15, 2001 between the Registrant and the parties named therein.
      4.3(4)    Common Stock Rights Agreement dated July 23, 2001 between the
                Registrant and the parties named therein.
     10.1(1)    Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
     10.2(1)    1998 Stock Plan and related agreements.
     10.3(1)    1999 Employee Stock Purchase Plan and related agreements.
     10.4(1)    1999 Director Option Plan and related agreements.
     10.5(1)    Master Equipment Lease Agreement, dated August 7, 1995, between the Registrant and Lighthouse Capital Partners, L.P.
     10.6(1)    Master Lease Agreement, dated as of September 26, 1998, between the Registrant and Dell Financial Services L.P.
     10.7(1)    Standard Office Lease, dated June 1, 1998, by and between the
                Registrant and Asset Growth Partners, Ltd., and the First
                Amendment thereto.
     10.8(1)+   Development and Licensing Agreement, dated January 22, 1997, between the Registrant and Abacus Concepts, Inc.
     10.9(1)+   Microsoft License and Distribution Agreement, dated August 23,
                1996, between the Registrant and Microsoft Corporation.
     10.10(1)+  Sagent KK Non-Exclusive Japanese Distribution Agreement,
                dated as of December 17, 1997, between Sagent KK Japan and
                Kawasaki Steel Systems R&D Corporation.
     10.11(1)   Form of Sagent Technology, Inc. End User Software License
                Agreement.
     10.12(1)+  OEM Software License Agreement, effective March 31, 1998, between the Registrant and Siebel Systems, Inc.
     10.13(1)   Form of Sagent Technology, Inc. Software Maintenance and
                Technical Support Agreement.
     10.14(1)   Form of Sagent Technology, Inc. Agreement for Consulting
                Services.
     10.15(1)   Form of Sagent Technology, Inc. Agreement for Subcontractor
                Consulting Services.
     10.16(1)   Form of Evaluation Agreement.
     10.17(1)   Note, dated February 1, 1998, between the Registrant and W.
                Virginia Walker
     10.18(1)   Note, dated February 1, 1998, between the Registrant and W.
                Virginia Walker
     10.19(1)+  Solution Provider Agreement, effective June 27, 1997, between the Registrant and Unisys Corporation.
     10.20(1)   Executive Change of Control Policy.
     10.21(1)+  Software License and Services Agreement, dated March 31, 1998, between the Registrant and Siebel Systems, Inc.
     10.22(1)   Notes, dated February 5, 1999, between the Registrant and Tom
                Lounibos.
     10.23(1)   Note, dated March 15, 1999, between the Registrant and Kenneth
                C. Holcomb.
     10.24(1)   Nonexclusive International Sofware Value Added Reseller ("VAR")
                Agreement, dated December 8, 1997,

     Number                                   Title
     ------                                   -----
     10.24(1) Nonexclusive International Software Value Added Reseller("VAR") Agreement, dated December 8, 1997, between the Registrant and Opalis S.A.
     10.25(2) Employment Agreement dated August 4, 2000, between the Registrant and Ben C. Barnes.
     10.26(2) Offer letter dated May 9, 2000, between the Registrant and David Eliff.
     10.27(2) Common Stock Purchase Agreement dated February 15, 2001, between the Registrant and the parties named therein.
     10.28(3) Service Agreement, dated January 1, 2001, between the Registrant and Arthur Parker.
     10.29(4) Stock Purchase Agreement dated July 23, 2001, between the Registrant and the parties named therein.
     10.30 Offer letter dated October 9, 2001, between the Registrant and Richard Ghiossi.
     10.31 Offer letter dated October 31, 2001, between the Registrant and Steven R. Springsteel, and addendum dated November 16, 2001.
     10.32 Settlement Agreement and Mutual Release dated December 31, 2001, between the Registrant and Kenneth C. Garnder.
     16.1(5) Letter dated as of October 18, 2000 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.
     23.1        Consent of KPMG LLP, Independent Auditors.
     23.2        Consent of PricewaterhouseCoopers LLP, Independent Accountants.
     24.1        Power of Attorney (included on signature page).

__________

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

(4) Incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K filed with the SEC on August 7, 2001.

(5) Incorporated by reference to the exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on October 19, 2000.

+ Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on March 28, 2002.

                                         SAGENT TECHNOLOGY, INC.




                                         By:  /s/         BEN C. BARNES
                                              ----------------------------------
                                                          Ben C. Barnes
                                                       President and Chief
                                                        Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints, jointly and severally, Ben C. Barnes and Steven
R. Springsteel and each one of them, his true and lawful attorney-in-fact and agents, each with full power of substitution, for his and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or any of them, or his or their substitute of substitutes, may lawfully do or cause to be done or by virtue hereof.

     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                                         TITLE                                   DATE
              ---------                                         -----                                   ----
                                            President, Chief Executive Officer and                  March 28, 2002
--------------------------------------      Director (Principal Executive Officer)
            Ben C. Barnes

                                            Vice President and Chief Financial Officer              March 28, 2002
--------------------------------------      (Principal Financial and Accounting Officer)
        Steven R. Springsteel

                                                 Chairman and Director                              March 28, 2002
--------------------------------------
           Andre Boisvert

                                                       Director                                     March 28, 2002
--------------------------------------
              Ali Jenab

                                                       Director                                     March 28, 2002
--------------------------------------
         Irv H. Lichtenwald

                                                       Director                                     March 28, 2002
--------------------------------------
            Keith A. Maib

                                                       Director                                     March 28, 2002
--------------------------------------
           John E. Zicker