Form 10-Q
period 2002-03-31
SAGENT TECHNOLOGY INC
filed 2002-05-15
CIK 1058425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended March 31, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

    As of May10, 2002, Registrant had 46,374,583 shares of common stock issued and outstanding  .

SAGENT TECHNOLOGY, INC. QUARTERLY REPORT ON FORM 10-Q
 FOR THE PERIOD ENDED MARCH 31, 2002
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SAGENT TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31,	December 31,
	2002	2001
ASSETS
Current Assets
Cash and cash equivalents	$12,543	$15,552
Accounts receivable, net of allowance for doubtful accounts of $1,890 in 2002 and $ 1,798 in 2001	10,961	12,560
Other current assets	3,048	3,700
Total current assets	26,552	31,812
Restricted cash	775	775
Property and equipment, net	5,440	6,138
Goodwill, net	7,514	7,514
Notes receivable from officers	2,395	2,409
Other assets	1,131	1,138
Total assets	$43,807	$49,786

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,098	$3,369
Accrued liabilities	6,564	8,411
Deferred revenue	9,379	8,701
Current portion of capital lease obligation	1,904	2,240
Total current liabilities	20,945	22,721
Long-term portion of capital lease obligation	1,006	1,384
Other long-term liabilities	167	170
Total liabilities	22,118	24,275

Minority Interest	621	658

Stockholders' Equity
Convertible preferred stock, par value $.001 per share; Authorized: 6,011 shares in March 31, 2002 and December 31, 2001; Issued and outstanding : none in 2002 and 2001	0	0
Common stock, par value $.001 per share; Authorized: 70,000 shares in March 31, 2002 and December 31, 2001; Issued and outstanding : 46,245 at March 31, 2002 and December 31, 2001	46	46
Additional paid-in capital	133,726	133,726
Deferred stock compensation	(1,021)	(1,130)
Notes receivable from shareholders	(610)	(602)
Accumulated other comprehensive income (loss)	(146)	17
Accumulated deficit	(110,927)	(107,204)
Total stockholders' equity	21,068	24,853
Total liabilities and stockholders' equity	$43,807	$49,786

See accompanying notes to unaudited condensed consolidated financial statements.

SAGENT TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Revenue:
License	$6,116	$4,747
Service	5,167	5,544
Total net revenue	11,283	10,291
Cost of net revenue:
License	614	830
Service	2,195	3,134
Total cost of net revenue	2,809	3,964
Gross profit	8,474	6,327
Operating expenses:
Sales and marketing	7,111	8,533
Research and development	3,425	3,853
General and administrative	1,336	3,879
Stock-based compensation	189	189
Amortization of goodwill	0	498
Restructuring credit	(50)	0
Total operating expenses	12,011	16,952
Loss from operations	(3,537)	(10,625)
Interest income, net	18	94
Other income (expense), net	(60)	32
Net loss before income taxes	(3,579)	(10,499)
Provision for income taxes	144	25
Net Loss	($3,723)	($10,524)
Basic and diluted net loss per share	($0.08)	($0.32)
Shares used in computing basic and diluted net loss per share	46,154	33,281

See accompanying notes to unaudited condensed consolidated
financial statements.

SAGENT TECHNOLOGY, INC.

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

      (amounts in thousands)

             Three
            Months Ended March 31,

          2002

          2001

Cash flows from operations:

Net loss
$(3,723)
$(10,524)

          Adjustments to reconcile net
            loss to net cash used in operating
activities:

Depreciation and amortization

809

1,349

Restructuring credit

(50)

0

Allowance for doubtful accounts

92

892

Loss on disposal of property and equipment

80

0

Issuance of common stock for services

80

0

Stock-based compensation

109

109

Officer note forgiveness

37

0

Accrued interest on notes receivable from officers

(31)

(78)

Minority interest in losses of subsidiary

(37)

0

Changes in operating assets and liabilities:

Accounts receivable

1,507

1,570

Other current assets

572

1,067

Other assets

7

0

Accounts payable

(381)

(408)

Accrued liabilities

(1,797)

(631)

Deferred revenue

678

(571)

Other long-term liabilities

          (3)

          (55)

                   Net cash
used in operating activities

          (2,051)

          (7,280)

          Cash flows from investing
activities:

Purchase of property and equipment

(43)

(17)

Cash acquired in purchase of Sagent Asia/Pacific Pte. Ltd

           0

          2,298

Net cash (used in) provided by investing activities

          (43)

          2,281

          Cash flows from financing
activities:

Payments of principal under capital lease obligations

(752)

(217)

Proceeds from issuance of common stock

           0

          16,113

Net cash (used in) provided by financing activities

          (752)

          15,896

Effect of exchange rate changes

          (163)

          (111)

          Net  (decrease) increase in
cash and cash equivalents

          (3,009)

          10,786

Cash and cash equivalents, beginning of the period

          15,552

          6,372

          Cash and cash equivalents, end of
the period

          $12,543

          $17,158

          Supplemental
disclosure of cash flow information:

Cash payments for interest

$70

$32

             Cash payments for
taxes

$67

$2

          Supplemental
disclosure of non-cash investing and financing activity:

Equipment acquired under capital leases

$38

0

See accompanying notes to unaudited condensed consolidated financial statements.

SAGENT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except where noted)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

1. Description of Business and Summary of
Significant Accounting Policies

    Basis of
Presentation

        The
unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company's financial position at March 31, 2002 and
December 31, 2001, the operating results for the three months ended March 31,
2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001.
These financial statements and notes should be read in conjunction with Sagent's audited financial statements and notes thereto for the year ended December 31,
2001, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange
Commission on April 1, 2002. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Sagent was incorporated in California in April 1995 under the name Savant
Software, Inc. In June 1995, we changed our name to Sagent Technology, Inc. In
September 1998, we reincorporated in Delaware. References in this quarterly report to "Sagent," "we," "our" and "us" refer to Sagent Technology, Inc. and its subsidiaries, unless the context otherwise requires.

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
Sagent's current estimated range of liability related to some of the pending litigation is based on claims for which we can estimate the amount and range of loss. In addition, Sagent also analyzes current accounts receivable for a reserve for doubtful accounts based on historical bad debts, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is no longer probable. Actual results could differ from those estimates.

    Foreign
Currency Translation

        The
functional currencies of our foreign subsidiaries are the local currencies.
Sagent translates the assets and liabilities of international subsidiaries into dollars at the current rates of exchange in effect during each period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from translation adjustments are included in stockholders' equity in the consolidated balance sheet caption "Accumulated other comprehensive income (loss)" Currency transaction gains and losses on inter-company accounts stated in a currency other than the functional currency, are recognized in current operations and have not been significant to Sagent's operating results in any period. The effect of foreign currency rate exchange on cash and cash equivalents has not been significant in any period.

    Cash and Cash
Equivalents

Cash and cash equivalent include all highly liquid investments with an original maturity of three months or less at the time of purchase. Sagent's cash and cash equivalents at March 31, 2002 and December 31, 2001 consisted of deposits in banks and money market funds.

    Restricted Cash

Certain of our lease agreements require us to provide standby letters of credit to guarantee payment. As of March 31, 2002, $775 of the standby letters of credit was issued against the line of credit agreement. As of March 31, 2002, the Company was not in compliance with certain  financial covenants of the line of credit agreement. As a result, the bank required us to maintain $775 of cash equivalents on deposit to support the standby letters of credit, which is classified as restricted cash on the consolidated balance sheets.

    Concentration of
Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. Sagent maintains its cash and cash equivalents with high quality financial institutions. Sagent maintains allowances for potential credit risks and for estimated future sales returns. Returns to date have not been material. Actual credit losses to date have been within management's expectations. As of March 31, 2002 and December 31, 2001, there were no customers with balances due to Sagent in excess of 10% of aggregate accounts receivable.

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

    Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combination. In 2001, Sagent amortized goodwill on a straight-line basis over its expected useful life ranging from one to five years.

Sagent adopted Statement of Financial Accounting
Standards ("SFAS") No. 142, "Goodwill and other Intangible
Assets" on January 1, 2002.  Sagent has ceased amortization of goodwill and will evaluate goodwill for impairment in accordance with Company's policy stated below.

    Impairment of
Long-Lived Assets and Goodwill

Statement of Financial Accounting Standards ("SFAS")
No. 142, ""Goodwill and Other Intangible Assets" became effective in 2002.
In lieu of amortization, we are required to perform an impairment review of our goodwill in 2002 and annual reviews thereafter. Sagent does not expect to record a material impairment charge as a result of  its initial review which will be completed in the quarter ending June 30, 2002. However,
there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Sagent reviews long-lived assets, including goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful lives of the assets are no longer appropriate. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period, and a decline in the Company's market capitalization relative to net book value. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company's current business model.

    Revenue Recognition

Sagent sells its software products directly to its customers and through channel partners such as enterprise software vendors, resellers and distributors.
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

Sagent's customers generally require consulting and implementation services which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their needs. Where consulting services are essential to the functionality of the licensed software, both the license revenue and the consulting service revenue are recognized as the services are performed. Our arrangements related to sales of software licenses generally do not include services that are essential to the functionality of the software.

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
However, if the contract stipulates a non-refundable royalty payment to be paid in advance of any resale, revenue is recognized upon execution of the contract, provided all other revenue recognition criteria have been met.

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
The period between achieving technological feasibility, which Sagent has defined as the establishment of a working model, typically occurring when the beta testing commences, and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. No software development costs have been capitalized for the periods ended March 31, 2002 and December 31, 2001.

    Stock-Based
Compensation

Sagent accounts for stock issued to employees in accordance with Accounting
Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to
Employees" as interpreted by FIN 44 "Accounting for Certain Transactions
Involving Stock Compensation." and complies with the disclosure provision of FASB Statement No. 123 ("SFAS 123"). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. Stock compensation is being amortized over the vesting period of the individual awards in a manner consistent with the method described in FASB Interpretation No. 28,
"Accounting for Stock Appreciation Rights and Other Variable Stock Option Award
Plus." In addition, the Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123. Pursuant to SFAS 123, stock-based compensation is accounted for at the fair value of the equity instruments issued, or at the fair value of the consideration received, whichever is more reliably measurable.

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

    Reclassification

Sagent has reclassified certain prior period amounts to
conform to the current period presentation.

NOTE 2. COMPREHENSIVE LOSS

Comprehensive income (loss) is the total of net income (loss) and all other revenues, expenses, gains and losses recorded directly in equity. Sagent's
"other comprehensive loss" consists of foreign currency translation adjustments.
There was no significant tax effect on the components of other comprehensive loss for the three months ended March 31, 2002 and 2001.

          Three
Months Ended

March 31,

          2002

          2001

Net loss

($3,723)

($10,524)

Other comprehensive loss:

Foreign currency translation adjustment

          (163)

          (111)

Comprehensive loss

          ($3,886)

          ($10,635)

NOTE 3. OTHER CURRENT ASSETS

     Other current assets consists of:

March 31,

          December 31,

           2002

          2001

Prepaid licenses

$1,886

$2,135

Other

          1,162

          1,565

Total

          $3,048

          $3,700

    Included in prepaid licenses are licensed
technologies purchased from third parties, which are integrated into our products and services prior to deployment. These licensed technologies are being amortized ratably over the term of the license, generally for a period of two years.

NOTE 4. GOODWILL

     Goodwill is comprised of the following:

March 31,

          December 31,

           2002

          2001

Goodwill:

Sagent UK

$1,746

$1,746

Sagent France SA
645
645

Sagent GmbH

1,787

1,787

Sagent do Brazil
728
728

Smarter Software, Inc

68

68

Sagent Asia/Pacific Pte. Ltd

2,389

2,389

Sagent Benelux

          151

          151

Total

          $7,514

          $7,514

The following table presents net loss per share information for the period ended
March 31, 2001, adjusted to exclude the amortization related to goodwill that will no longer be amortized under SFAS No. 142:

March 31,

           2001

          Net loss, as
reported
($10,524)

Add back: amortization of goodwill

          498

Pro forma net loss

          ($10,026)

Loss per share as reported

          ($0.32)

Pro forma loss per share

          ($0.30)

NOTE 5. OTHER ASSETS

Other assets is comprised of the following:

March 31,

          December 31,

           2002

          2001

Other assets:

Investment in Responsys (Net Acumen)

$529

$529

Deposit

492

545

Other

          110

          64

Total

          $1,131

          $1,138

        The
investment in NetAcumen, prior to Responsys acquisition, was accounted for under the cost method. At January 16,
2002, Responsys, Inc. acquired 100% of NetAcumen, and NetAcumen became a wholly-owned subsidiary of Responsys. As a result of this acquisition, Sagent's ownership interest in Responsys is 0.62% as of March 31, 2002, Sagent continues to account for its investment in Responsys under the cost method. Sagent recognized revenue of $65 for the three months ended March 31, 2002 from licenses sold to Responsys. No sales was made to NetAcumen during the first quarter of 2001.

NOTE 6. LITIGATION

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

In addition, the Company is engaged in certain legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on our financial position, result of operations or cash flow.

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
The defendants filed a motion to dismiss the consolidated amended complaint. On
September 28, 2001, the court granted the defendants' motion, and gave the plaintiffs leave to amend the complaint. On December 28, 2001, the class plaintiffs filed a second amended complaint. Defendants filed a motion to dismiss that complaint on February 15, 2002. The hearing on defendants' motion is scheduled for June 2002.

        On November 17,
2000, a derivative lawsuit was filed by a purported Sagent shareholder in the
Superior Court of California for the County of San Mateo (the "Fanucci
complaint"). On February 9, 2001, a second derivative lawsuit was filed in the
Superior Court of California for the County of Santa Clara (the "Hu complaint").
The complaints name certain of our present and former officers and directors as defendants. The Hu complaint also names an investment bank retained by us and an employee of that firm as defendants. We have also been named as a nominal defendant. The principal allegation of the complaints is that the defendants breached their fiduciary duties to Sagent. In July 2001, the two cases were coordinated for pretrial purposes in the Superior Court of California for the
County of Santa Clara. Sagent filed a motion to dismiss the Fanucci complaint, on the grounds that, among other things, the plaintiff had failed to make a pre-suit demand on the board of directors as required by Delaware law. The officer and director defendants joined in that motion, and also moved to dismiss on the grounds that the complaint fails to allege the asserted causes of action against the individual defendants. Similar motions were filed concerning the Hu complaint.

        The parties
agreed to stay the Hu complaint indefinitely, pending the outcome of the Fanucci matter. The court entered an order staying the Hu complaint on January 11, 2002.
Thereafter, on January 16, 2002, the Fanucci plaintiff filed a motion to transfer and/or remand that case back to the Superior Court for San Mateo County where it was originally filed. The court heard oral arguments on the defendants'
motion to dismiss the Fanucci complaint, and the plaintiffs' transfer motion on
January 28, 2002. On March 1, 2002, the court issued an order sustaining
Sagent's motion to dismiss, granting the plaintiff leave to amend the complaint, denying the plaintiff's motion to transfer and/or remand the Fanucci case to San
Mateo County, and ordering Sagent to produce a limited quantity of documents to the plaintiff.

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

NOTE 7. LINE OF CREDIT

Sagent has a $5 million line of credit agreement with a bank collateralized by the assets of the Company. The line consists of advances against eligible accounts receivable in an aggregate amount not to exceed the lesser of, the committed revolving line or the borrowing base, less any outstanding letters of credit. Advances against the revolving line bear interest at the bank's prime rate plus 1%,  5.75% at December 31, 2001. As of March 31, 2002 there were no advances against the line of credit.

Certain of our lease agreements require us to provide standby letters of credit to guarantee payment. As of December 31, 2001, $775 of the standby letters of credit was issued against the line of credit agreement. As of December 31, 2001, the Company was not in compliance with certain  financial covenants of the line of credit agreement. As a result, the bank required us to maintain $775 cash equivalents on deposit to support the standby letters of credit, which is classified as restricted cash on the consolidated balance sheets. In March 2002, the bank waived all instances of noncompliance with covenants as of December 31,
2001.

        The Company is
evaluating offers for a replacement credit facility with less restrictive terms.
If the Company does not secure such a credit facility or improve its financial performance or liquidity to comply with the financial covenants, the line of credit and deposits supporting the stand by letters of credit will remain unavailable. As of March 31, 2002, Sagent was not in compliance with the financial covenants of the agreement.  As a result, Sagent cannot borrow against the line of credit.

NOTE 8. RESTRUCTURING COSTS

        In December
2001, Sagent Board of Directors approved a restructuring plan aimed at streamlining its underlying cost structure to better position Sagent for growth and improved operating results. As part of the restructuring plan, Sagent consolidated the Florida facility and implemented a reduction in workforce of approximately 14% or 51 employees and contractors. The reductions came from all areas of the Company and, as of March 31, 2002, the terminations were completed.
The remaining reserve as of March 31, 2002 is as follows:

          Reserve as of December 31, 2001

          Cash Payment

          Non-Cash Credit

          Remaining Reserve as of March 31, 2002

Facility exit costs

$252

$(73)

$0

$179

Severance and personnel costs

          150

          (100)

          (50)

          0

Total

          $402

          ($173)

          ($50)

$179

        Sagent expects to pay the
remaining balance in the next three quarters of 2002.

NOTE 9. RELATED PARTY TRANSACTIONS

    Agreements and Arrangement with Executive Officers

        In August 2000, we entered into an
employment agreement with our President and Chief Executive Officer. The employment agreement provides that he will receive, among other things, two loans:

1.)

           an interest-free $750 loan for use towards the
          purchase of a home, which loan would be forgiven over a period of five years provided he continues to be employed with us, and

2.)

a $2,000 loan for use towards the purchase of a home
          bearing simple interest at a rate of 5% per year and maturing in five years. On January 2, 2002, the Board approved amendment to his employment agreement. The Company agreed to forgive $282 of the principal of this loan.

The difference between the market interest rates and stated interest rates have been imputed to the loans and recognized as compensation expense over the term of the employment agreement. For the three months ended March 31, 2002, Sagent forgave a total of $37 from the balance due from an officer. Such amounts have been recorded in general and administrative expense. As of March 31, 2002, $513 of the outstanding loans will be forgiven during the remaining life of the note, contingent upon continued employment of the officer. A total of $2,395 in unpaid principal and interest was outstanding under the two loans as of  March 31, 2002.

        In May 2000, we
entered into a letter agreement with our previous Executive Vice President,
Finance and Administration, and Chief Financial Officer. The letter agreement provides that our previous Chief Financial Officer will receive, among other things, a $400 loan for use towards the purchase of a home bearing interest at a rate of 7.5% per year and maturing in five years. During year 2001, Sagent forgave a total of $ 316 of the principal and interest. As of March 31, 2002,
$126 in unpaid principal and interest was outstanding under the loan.

    Agreements and Arrangements with
Directors

        Sagent
recognized revenues of $65 for the three months ended March 31, 2002 from licenses sold to a company for which Sagent's former Chairman serves as a member of the Board of Directors. A member of Sagent's Board of Directors is also an officer of an entity from which Sagent recognized revenue of $800 and $41 from licenses and services for the three months ended March 31, 2002 and 2001, respectively.

One of our director also provided consulting services to Sagent Technology GmbH, the amount paid for such services was $50 and $11 for the three months ended
March 31, 2002 and 2001, respectively. Sagent also sold this director product and services totaling $20 for the three months ended March 31, 2001.

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

Critical Accounting Policies

    Sagent's critical accounting policies
are as follows:

  Revenue recognition

  Valuation of long-lived assets and goodwill

  Consolidation of Sagent's international operations

  Valuation allowances.

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

        Sagent
recognizes revenue in accordance with Statement of Position 97-2 Software
Revenue Recognition (SOP 97-2), as amended by SOP 98-4 and 98-9 and generally recognize revenue when, all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: 1) persuasive evidence of an arrangement exists, 2)
delivery has occurred, 3) the fee is fixed or determinable, and 4) collectibility is probable. We define each of the four criteria above as follows:

        Persuasive
evidence of an arrangement exists - It is our customary practice to have a written contract, which is signed by both the customer and us and a signed purchase order by customer.

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

Collectibility is probable - Collectibility is assessed on a customer-by-customer basis. New customers are subjected to a credit review process, which evaluates the customer's financial positions and ultimately their ability to pay. Sagent assesses collectibility based on a number of factors, including past transaction history with the customers and their credit worthiness. Sagent obtains and reviews credit reports from the third-party credit reporting agencies for new customers with which it is not familiar. If
Sagent determines that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

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

        Sagent's
customers generally require consulting and implementation services which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their needs. If consulting services were essential to the functionality of the licensed software, then both the license revenue and the consulting service revenue would be recognized as the services are performed. Our arrangements regarding sales of software licenses generally do not include services that are essential to the functionality of the software.

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

Maintenance contracts generally call for us to provide technical support and software updates and upgrades to customers. Maintenance revenue is recognized ratably over the term of the maintenance contract, generally on a straight-line basis when all revenue recognition requirements are met. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed and when it is determined that we have fulfilled our obligations resulting from the services contract.

    Valuation of long-lived assets

        Statement of
Financial Accounting Standards ("SFAS") No.
142, "Goodwill and Other Intangible Assets" became effective in 2002. Upon adoption of SFAS No. 142, we have ceased to amortize any goodwill starting
January 1, 2002. In lieu of amortization, we are required to perform an impairment review of our goodwill in 2002 and annual reviews thereafter. Sagent expects to complete the initial review during the quarter ending June 30, 2002.
Sagent does not expect to record an impairment charge upon completion of its initial review; however, there can be no assurance that at the time the review is completed, a material impairment charge will not be recorded.

Sagent assesses the impairment of  long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

        The following
factors could trigger an impairment review:

  Changes in economic and industry trends

  Changes in the strategies of the company in sales and
marketing and research and development

  Changes in projected future operating results

  Changes in the mode of operations and the exit from
facilities

  Significant decline in Sagent's stock price for a
significant period of time.

When Sagent determines that the carrying value of long-lived assets and goodwill may not be recoverable based upon any of the above indicators of impairment,
Sagent measures any impairment based on a projected discounted cash flow using a discount rate determined by our management to be commensurate with the risk inherent in our business model. Cash flows are projected for each of our geographic regions, which are the lowest level of identifiable cash flows. If the assumptions we use to
determine the valuation of these long-lived assets proved to be wrong, we may be required to record impairment charges to the carrying value of these assets in future periods.

 Sagent has a minority investment in a privately held company. This investment is included in other long-term assets on the balance sheet and is carried at cost since Sagent owns less than 20% of the voting equity and does not have the ability to exercise significant influence over this company. This investment is inherently risky as the market for technologies marketed by the company is at a very early stage and may never be significant. Sagent can potentially lose all its investment in this company. As a result, Sagent continuously monitors its investments for impairment and makes appropriate reductions in carrying values when necessary. Our determination of impairment related to certain equity investments in privately-held companies is based on lower financing rounds or assumptions related to projected operating results of the privately-held company and potential effects of declines in market trends that are determined to be other than temporary.  If the operating results of the privately-held company or the market in which it operates decline in the future, we may be required to record impairment charges to reduce the carrying amount in the future periods.

Consolidation of Sagent's international operations

We have several international subsidiaries that accounted for 35% of our total net revenue, 17% of our total assets and 17% of our total liabilities as of March
31, 2002. The functional currency of our foreign subsidiaries is the local currency. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary's operations must also be considered. Sagent translates the assets and liabilities of international subsidiaries into U.S. dollars at the current rates of exchange in effect during each period. Revenue and expenses are translated using rates that approximate those in effect during the period. Gains and losses from translation adjustments are included in stockholders' equity in the consolidated balance sheet caption "Accumulated other comprehensive loss."

Accordingly, we had a cumulative translation loss of $0.2 million as of
March 31, 2002 and December 31, 2001. Had we determined that the functional currency of our subsidiaries was the
U.S. dollar, these losses and gains would have increased or decreased our loss for each of the periods presented. The magnitude of these losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the following:

  U.K.                   British Pound

  Japan                  Japanese Yen

  Germany             Euro

  France
Euro

  Australia             Australian Dollar

  Brazil                  Brazilian Real

  Benelux               Euro

  Mexico               Mexican Peso

  Asia Pacific         Singapore Dollar

        Any future
translation gains and losses could be significantly higher than those noted in each of these periods if the international business continues to grow. In addition, if we determine that a change in the functional currency of our subsidiaries has occurred at any point in time, we would be required to include any translation gains or losses from the date of change in our statement of operations.

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

Sagent also analyzes current accounts receivable for a reserve for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance for doubtful accounts was $1.9 million and $1.8 million as of March 31, 2002 and
December 31, 2001, respectively. The allowance includes specific reserves for accounts where collection is no longer considered probable. In addition, we maintain a general reserve for invoices without specific reserves by applying a percentage based on the age category. For the three months ended March 31, 2002.
Sagent recognized $0.1 million of bad debt expense in accounts receivable against the allowance for doubtful accounts. If events arise that may cause our customers' ability to pay, we evaluate the need to increase our allowance for doubtful accounts based on an assessment of the probability of collection.  We review our allowance for doubtful accounts against specific customer balances outstanding to determine the adequacy of the allowance.  To the extent economic and market events cause the financial ability of our customers with outstanding balances to deteriorate, we may be required to record additional provisions for doubtful accounts in the future periods.

Sagent has a 90 days warranty for any defects in the products that it sells to customers. Sagent has not provided any allowances for returns since historically we have not had any material returns due to defects.  If due to certain circumstances, we receive returns from customers due to defective materials shipped, then we may be required to record additional expenses in the future periods and provide provisions against future returns.

RESULTS OF OPERATIONS (Amount in thousands)

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

             Three
            Months Ended March 31,

          2002

          2001

Revenue:

License

$6,116

54%
$4,747

46%

Service

          5,167

          46%

          5,544

          54%

Total net revenue

          11,283

          100%

          10,291

          100%

          Cost of net
revenue:

License

614

5%

830

8%

Service

          2,195

          20%

          3,134

          31%

                Total cost of net revenue

          2,809

          25%

          3,964

          39%

          Gross profit

          8,474

          75%

          6,327

          61%

          Operating
expenses:

Sales and marketing

7,111

63%

8,533

83%

Research and development

3,425

30%

3,853

37%

             General and
administrative

1,336

12%

3,879

38%

Stock-based compensation

189

2%

189

2%

Amortization of goodwill

0

0%

498

5%

Restructuring credit

          (50)

           (1)%

          0

          0%

                Total operating expenses

          12,011

          106%

          16,952

          165%

          Loss from
operations
(3,537)
(31%)
(10,625)
(104%)

Interest income, net

18

0%

94

1%

          Other
income (expense), net

          (60)

(1)%

          32

          1%

Net loss before income tax
          (3,579)

          (32%)

          (10,499)

          (102%)

Provision for income taxes

          144

          1%

          25

            0%

Net Loss

          ($3,723)

          (33%)

          ($10,524)

          (102%)

Revenue

Total revenue increased 10% to $11.3 million for the three months ended March
31, 2002 from $10.3 million for the corresponding period in 2001. The increase in total revenue was mainly attributed to an increase of $1.2 million or 41% in international revenue to $4.0 million for the three months ended March 31, 2002 from $2.8 million for the corresponding period in 2001. This increase is attributed mainly to the expansion of our international operations with new subsidiaries added in the Benelux region, Australia, Mexico, and the Asia
Pacific region as well as stronger overseas market demand for our products.

Three Months Ended March 31

          2002

          2001

Revenue:

U.S.A. (Domestic)

$7,306

$7,464

International

          3,978

          2,827

Total net revenue

          $11,283

          $10,291

License revenue increased 29% to $6.1 million for the three months ended March
31, 2002 from $4.7 million for the corresponding period in 2001. The increase was mainly attributed to the execution of OEM contracts that increased  indirect sales by $0.7 million.

Service revenue decreased 7% to $5.2 million for the three months ended March
31, 2002 from $5.5 million for the corresponding period in 2001.

Three Months Ended March 31

          2002

          2001

Service:

Maintenance

$3,045

$2,336

Professional Services

          2,122

          3,208

Total service revenue

          $5,167

          $5,544

        Maintenance revenue
increased by 30% to $3.0 million for the three months ended March 31, 2002 from
$2.3 million for the corresponding period in 2001. The  increases in maintenance revenue were due primarily to new licenses and an increased effort to renew the maintenance agreements within the existing customer base. We expect maintenance revenue to continue to rise during 2002 as a result of our effort to continue to increase our installed base of customers and maintain consistent maintenance renewal rates.

        Professional services decreased by
34% to $2.1 million for the three month ended March 31, 2002 from $3.2 million for the corresponding period in 2001. Decreases in professional services revenue were due to declines in consulting and training services attributed to a slowdown in the economy and a decline in new license revenue in prior quarters.

Sagent continued to grow internationally as our
international revenue was 35% or $4.0 million and 27% or $2.8 million for the three months ended March 31, 2002 and 2001, respectively, representing an increases of $1.2 million or 41%. This increase is attributed mainly to expansion of our international operations as well as stronger overseas market demand for our products. A significant portion of our total revenue is currently derived from international sales and therefore subject to its related risks, including general economic conditions in each country, the strength of international competitors, different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and the volatility of exchange rates in certain countries. A portion of our business is conducted in currencies other than the U.S. dollar and the effect of exchange rates on our total revenues was immaterial during the three months ended March
31, 2002 and 2001. Foreign exchange rates will continue to affect our total revenue and results of operations depending on the U.S. dollar strengthening or weakening relative to foreign currencies. Unfavorable changes in each country's general economic and political environment or foreign exchange rates may have a material adverse impact on our total revenue and results of operations.

    Cost of Revenue

        Cost of revenue
from license sales consists primarily of royalties, product packaging, shipping, media, and documentation. Our cost of revenue for license sales was $0.6 million and $0.8 million for the three months ended March 31, 2002 and 2001, respectively, representing 10% and 17% of license revenue in the three months ended March 31, 2002 and 2001, respectively. Our cost of license revenue decreased over the same period of the prior year as a result of discontinuation of providing product documentation in a hard copy format and reducing the applicable costs by $0.2 million. We are providing our customers with soft copy online documentation effective January 1, 2002.

Cost of service consists primarily of personnel costs associated with providing software maintenance, technical support, training and consulting services. Our cost of service revenue declined by 30% to $2.2 million for the three months ended March 31, 2002 from $3.1 million for the corresponding period in 2001. The decline was mainly attributed to outsourcing of marketing services that reduced the cost of services by $0.3 million and a reduction in headcount to 43 as of
March 31, 2002 from 63 at March 31, 2001.  The reduction in headcount resulted in a $0.6 million decrease in salary and employee
related costs.

    Gross Margin

        Gross margins
increased to 75% for the three months ended March 31, 2002 from 61% for the same period in 2001. The increase was due to the lower cost of revenue for both license and service sales and the increase in license revenue as a percentage of total revenue, since license revenue normally has a lower cost than service revenue.

     Sales and Marketing

        Sales and marketing expenses consist primarily of
compensation, travel, marketing programs, and branch facilities. In absolute dollars, sales and marketing expenses declined by $1.4 million to $7.1 million for the three months ended March 31, 2002 from $8.5 million for the corresponding period in 2001. As a percentage of total net revenues, sales and marketing expenses represent 63% and 83% for the three months ended March 31,
2002 and 2001, respectively. The decline was attributable to a $0.4 million reduction in marketing programs, a  $0.3 million reduction in relocation and recruiting expenses and a $0.3 million reduction in traveling expenditures.

     Research and Development

        Research and development expenses consist primarily of
personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance testing, and facilities. In absolute dollars, research and development expenses have remained fairly consistent decreasing by $0.5 million to $3.4 million for the three months ended March 31, 2002 from $3.9 million for the corresponding period in
2001. As a percentage of total net revenue, research and development expenses represent 30% and 37% for the three months ended March 31, 2002 and 2001, respectively. The decline is mainly attributable to salary and employee related costs pertaining to salary reductions and other cost cutting measures that took effect during the first quarter of 2002.

 General and Administrative

        General and administrative expenses consist primarily of
personnel costs for finance, human resources, information systems and general management as well as legal, accounting and bad debt expenses. In absolute dollars, general and administrative expenses declined by $2.6 million to $1.3 million for the three months ended March 31, 2002 from $3.9 million for the corresponding period in 2001. As a percentage of total net revenue, general and administrative expenses represent 12% and 38% for the three months ended March
31, 2002 and 2001, respectively. The decline in absolute dollars was primarily due to a $0.8 million decline in bad debt expense, a $0.4 million third party professional fees, a $0.2 million decline in office rent and facility expenditures, a $0.7 million reduction in computer related services
and a $0.5 million reduction in salaries and employee related costs, as a result of the reduction in headcount to 26 as of  March 31, 2002 from 28 at March
31,
2001.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2002, Sagent's
principal source of liquidity consisted of $12.5 million of  cash and cash equivalents and $0.8 million restricted cash in the form of a money market account and certificate of deposit. Since inception, we have funded our operations partially
through private sales of equity securities, the use of equipment leases and the initial public offering of our common stock in April 1999.

Net cash used in operating activities was $2.1 million, due primarily to funding of our ongoing operations.

       Net cash used by investing activities was $0.04 million in the first quarter of 2002, due primarily to payments for the purchase of certain equipment and software.

        Net cash used by
financing activities was $0.8 million in the first quarter of 2002, due primarily to payments of  capital lease obligations.

Accounts receivable decreased 13% in the first quarter of 2002 due to improvement in  days sales outstanding (DSO). Sagent calculates its DSO on a "net" basis by dividing the average accounts receivable at the beginning and the end of the quarter by the revenue booked, revenue recognized net of changes in deferred revenue, for the quarter multiplied by the number of days during that quarter. There was improvement in collection of accounts receivables in the first quarter of 2002 compared to the same period in 2001. DSO was at 89 and 126 as of  March 31, 2002 and 2001, respectively.

The following is a summary
of our future minimum payments under contractual obligations as of March 31,
2002:

          (amount in millions)

          Remaining of 2002

          2003

          2004 and thereafter

          Total

Capital Leases

$1.6

$1.4

$0.1

$3.1

Operating Leases

2.3

2.0

0.7

5.0

Purchase obligation

          0.5

          0.1

          0.0

          0.6

Total

          $4.4

          $3.5

          $0.8

          $8.7

        Sagent has entered into several
agreements to finance computer equipment leases. Sagent financed the acquisition of property and equipment, primarily computer hardware and software, and leasehold improvements and furniture totaling $0.04 million and $4.0 million as of March 31, 2002 and December 31, 2001, respectively, through capital leases.
Sagent has also entered into several agreements to lease sites in California and several other states as well as in other countries in which it has sales operations. Sagent is also under obligation to pay certain maintenance fees to third party vendors.

        Purchase obligations relate to
Sagent's future commitments for acquired
technology and a data renewal contract.

        In October 2001, Sagent entered
into a $5 million line of credit agreement with a financial institution collateralized by certain of our assets. The line consists of advances against eligible accounts receivable in an aggregate amount not to exceed the lesser of the committed revolving line of the borrowing base, less any outstanding letters of credit, foreign currency exchange contracts, or any other extension of credit by the financial institution. Advances against the revolving line bear interest at the bank's prime rate plus 1%. The line of credit expires on August 31, 2002.
As of March 31, 2002, Sagent has not utilized the credit line. As of March 31,
2002, the Company was not in compliance with certain of the financial covenants of the line of credit agreement. As a result, the bank required us to maintain
$0.8 million of cash equivalents on deposit to support the standby letters of credit, which is classified as restricted cash on the consolidated balance sheets. The Company is evaluating offers for a replacement credit facility with less restrictive terms. If the Company does not secure such a credit facility or improve its financial performance or liquidity to comply with the financial covenants, the line of credit and deposits supporting the stand by letters of credit will remain unavailable.

        Our ability to grow sales and
manage our expenses will have a direct impact on our liquidity and capital resources. Factors which are reasonably likely to impact our ability to maintain or grow revenues are as follows:

  general economic conditions and the information technology spending environment;

  the growth or contraction of the enterprise intelligence software market;

  competition from other participants in the enterprise intelligence software market;

  our ability to expand our direct and indirect sales channels;

  our ability to maintain and expand our marketing, technology and distribution relationships;

  our access to licensed technologies integrated in our products and services

  market acceptance of Internet solutions;

  our ability to manage our international expansion;

  our ability to protect our intellectual property rights; and

  our ability to anticipate and respond to technological change.

        We believe that our existing cash
balances and any cash provided by operations will be sufficient to meet our operating requirements for the remainder of the fiscal year ended December 31,
2002. Thereafter, we may require additional funds to support our operating requirements and may seek, even before such time, to raise additional funds through public or private equity financing, debt financing or other sources.
There can be no assurance that additional financing will be available at all, or that if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders. If we are unable to raise additional capital, we will take actions to conserve our cash balances, including significantly reducing our operating expenses, downsizing our staff and closing existing branch offices, all of which could have a material adverse effect on our  financial condition and our ability to reduce losses or generate profits.

           Net cash used in
operating activities was $2.1 million and $7.3 million in the three months ended March 31,
2002 and 2001, respectively. For such periods, net cash used in operating activities was primarily a result of funding ongoing operations.

RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2001, the Financial
Accounting Standards Board (FASB) issued Statement of Financial Accounting
Standard (SFAS) No.143, "Accounting for Asset Retirement Obligations." SFAS No.
143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The provision of SFAS
No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our consolidated results of operations or financial position.

        In October 2001, the Financial
Accounting Standards Board (FASB) issued Statement of Financial Accounting
Standard (SFAS) No.144, "Accounting for the Impairment or Disposal of Long-Lived
Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No.
121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to Be Disposed Of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No.30, "Reporting the Results of
Operations-Reporting the Disposal of a Segment of a Business, and Extraordinary,
Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of business. The provision will be effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. The Company  adopted the provisions of SFAS No. 144 on January 1, 2002.
The adoption of SFAS No. 144 did not have a material effect on our consolidated results of operations or financial position.

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

    WE HAVE RECEIVED A NOTICE FROM NASDAQ REGARDING THE
POTENTIAL DELISTING OF OUR COMMON STOCK.

        On May 10, 2002,
Nasdaq notified us that the minimum closing bid price for our common stock had fallen below the specified $1.00 per share for 30 consecutive business days and that therefore, our common stock was subject to delisting from the Nasdaq
National Market unless the bid price for our common stock closes at or above
$1.00 per share for a 10 consecutive day period prior to August 8, 2002. If we do not comply with the minimum bid requirement by such time, Nasdaq will send us formal notice of delisting.  We would then have the opportunity to appeal the delisting notice and appear before Nasdaq's Listing Qualifications Panel.  Our common stock would continue to trade on the Nasdaq National Market until the
Panel makes its formal decision.

        In the event our shares are delisted from
the Nasdaq National Market, we will attempt to have our common stock traded on the Nasdaq over-the counter Bulletin Board.  If our common stock is delisted, it would seriously limit the liquidity of our common stock and impair our potential to raise future capital through the sale of our common stock, which could have a material adverse effect on our business.  Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common stock.  Delisting could also adversely affect relationships with vendors and customers.

    WE RESTATED A PORTION OF OUR FINANCIAL RESULTS FOR
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

     OUR WORKFORCE REDUCTION AND FINANCIAL
PERFORMANCE MAY ADVERSELY AFFECT THE MORALE AND PERFORMANCE OF OUR PERSONNEL AND
OUR ABILITY TO HIRE NEW EMPLOYEES.

        In connection with our effort to
streamline operations, increase revenues, reduce costs and bring our staffing and structure in line with our current and anticipated requirements, we recently realigned our business organization, which included a 14% reduction in workforce.
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

        WE MAY NEED TO RAISE
ADDITIONAL CAPITAL IN THE FUTURE TO FUND OUR OPERATIONS.

        Since our
inception, we have funded our operations primarily through sales of equity securities, and not from cash generated by our business. During the last twelve months, we have completed two separate private offerings of our common stock. In February 2001, we sold
5.8 million shares of our common stock to a group of private investors, raising approximately $16.1 million in net proceeds. In August 2001, we completed the sale of 9.1 million shares of our common stock to a group of private investors, netting approximately $16.0 million in proceeds.

        Although we believe that our
current cash and cash equivalents and any net cash provided by operations will be sufficient to meet anticipated cash needs for the remainder of this fiscal year, a revenue shortfall could require us to reduce operations or raise additional funds through equity or debt financings. We cannot assure you any equity or debt financing will be available to us on favorable terms, if at all, or that if available, such financing will not be dilutive to our stockholders. If we are unable to raise additional capital, we will take actions to conserve our cash balances, including significantly reducing our operating expenses, downsizing our staff and closing existing branch offices, all of which could have a material adverse effect on our business, financial condition and our ability to reduce losses or generate profits.

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

  varying size, timing and contractual terms of orders for our products;

  lengthy sales cycles associated with our products;

  changes in the mix of revenue attributable to higher-margin product license revenue as opposed to lower-margin service revenue;

  customers' decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next;

  announcements or introductions of new products by our competitors;

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

WE HAVE A RELATIVELY NEW MANAGEMENT TEAM AND THERE IS NO GUARANTEE THAT
THEY WILL BE SUCCESSFUL IN GROWING OUR BUSINESS.

        Our management team has not been
with us for a significant length of time. Ben C. Barnes, our Chief Executive
Officer, joined us in August 2000, replacing founder Ken Gardner. Steven
R. Springsteel, our Chief Financial Officer, joined us in November 2001 and Richard Ghiossi,
Chief Marketing Officer joined us in October 2001. These employees serve
"at-will" and may elect to pursue other opportunities at any time. If our management team is unable to work effectively together to accomplish our business objectives, our ability to grow our business could be severely impaired.

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

  system integrators and consulting firms;

  vendors of e-commerce and Internet software;

  vendors of software designed for customer relationship management or for management of organizations' operational information;

  vendors of key technology and platforms;

  demographic data providers; and

  an application service provider and an Internet hoster.

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

  Third parties' abilities to develop new enabling technologies in a timely manner;

  The Internet's ability to handle increased activity;

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

WE HAVE EXPANDED OUR INTERNATIONAL OPERATIONS BUT MAY ENCOUNTER A NUMBER
OF PROBLEMS IN MANAGING OVERSEAS OPERATIONS, WHICH COULD LIMIT OUR FUTURE
GROWTH.

        We may not be able to successfully
market, sell, deliver and support our products and services internationally. Our failure to manage our international operations effectively could limit the future growth of our business. International sales represented approximately 28%
of our total revenue for the year ended December 31, 2001 and 35% for the three months ended March 31, 2002. We conduct our international sales through local subsidiaries in the United Kingdom, Germany, France, Japan, Brazil,
Asia/Pacific, Benelux region, and Australia and through distributor relationships in South Africa and Italy. The expansion of our existing international operations and entry into additional international markets will require management attention and significant financial resources. Because of the significant growth in international business, we benefit overall from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Changes in exchange rates, and in particular a strengthening of the U.S. dollar, may unfavorably affect our consolidated sales and net income.

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

INTEREST RATE RISK

        Our exposure to market risk
related to changes in interest rates is primarily due to our highly liquid investments. We do not use derivative financial instruments. The primarily objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of highly liquid investments and certificate of deposits. Due to the nature of our investments, we believe that there is no material risk exposure. All investments are carried at cost, which is approximates market value. At March
31, 2002 and December 31, 2001, we had $13.3 and $16.3 million, respectively, in cash equivalents and restricted cash.

         Sagent has a $5 million
line of credit agreement with a bank collateralized by certain of our assets.
The line consists of advances against eligible accounts receivable in an aggregate amount not to exceed the lesser of, the committed revolving line or the borrowing base, less any outstanding letters of credit. Advances against the revolving line bear interest at the bank's prime rate plus 1%. The prime rate was  4.75% at March 31, 2002. The line of credit expires on August 31, 2002.
As of March 31, 2002, the Company was not in compliance with certain of the financial covenants of the line of credit agreement. As a result, the bank required us to maintain $0.8 million of cash equivalents on deposit with the bank to support the
standby letters of credit, which is classified as restricted cash on the consolidated balance sheets. The Company is evaluating offers for a replacement credit facility with less restrictive terms. If the Company does not secure such a credit facility or improve its financial performance or liquidity to comply with the financial covenants, the line of credit and deposit supporting the standby letters of credit will remain unavailable. Although we have no outstanding balance under the line of credit, we may borrow under the line in the future. If we do so and market interest rates rise, then our interest payments would increase accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

        A high percentage
of operations is based in the United States, and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign based operations where transactions are denominated in foreign currencies and are subject to exchange rate risk with respect to fluctuations in the relative value of currencies.
Currently, we have operations throughout Asia, Asia Pacific, Europe, Middle
East, South Africa and Latin America and conduct transactions in the local currency of each location. To date, the impact of any fluctuation in the relative value of other currencies has not been material due to relative size of the operation. However, we will
continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future.

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
The defendants filed a motion to dismiss the consolidated amended complaint. On
September 28, 2001, the court granted the defendants' motion, and gave the plaintiffs leave to amend the complaint. On December 28, 2001, the class plaintiffs filed a second amended complaint. Defendants filed a motion to dismiss that complaint on February 15, 2002. The hearing on defendants' motion is scheduled for June 2002.

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
Thereafter, on January 16, 2002, the Fanucci plaintiff filed a motion to transfer and/or remand that case back to the Superior Court for San Mateo County where it was originally filed. The court heard oral argument on defendants'
motion to dismiss the Fanucci complaint, and the plaintiffs' transfer motion on
January 28, 2002. On March 1, 2002, the court issued an order sustaining
Sagent's motion to dismiss, granting the plaintiff leave to amend the complaint, denying the plaintiff's motion to transfer and/or remand the Fanucci case to San
Mateo County, and ordering Sagent to produce a limited quantity of documents to the plaintiff.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        THE EXHIBITS
LISTED IN THE ACCOMPANYING INDEX TO EXHIBITS ARE INCORPORATED BY REFERENCE AS
PART OF THIS FORM 10-Q.

(b) Reports on Form 8-K

        No reports on Form
8-K were filed during the quarter ending March 31, 2002.

SIGNATURES

        Pursuant to the
requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SAGENT TECHNOLOGY, INC.

Dated: May 14, 2002
/s/ Steven R. Springsteel

________________________________________

Steven R. Springsteel

Executive Vice President, Finance and Administration

and Chief Financial Officer

(Principal Financial and Accounting Officer)

 INDEX TO
EXHIBITS

Number

Title

3.1
(1)

Certificate of Incorporation of Registrant.

3.2

(1)

          Amended
and Restated Certificate of Incorporation of Registrant.

3.3
(1)

          Bylaws
of Registrant.

4.1

(1)

          Form of
Registrant's Common Stock Certificate.

4.2
(2)

          Common
      Stock Rights Agreement dated February 15, 2001 between the Registrant and the parties named therein.

4.3

(4)

          Common
      Stock Rights Agreement dated July 23, 2001 between the Registrant and the parties named therein.

10.1
(1)

          Form of
      Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2

(1)

          1998
Stock Plan and related agreements.

10.3
(1)

          1999
Employee Stock Purchase Plan and related agreements

10.4

(1)

          1999
Director Option Plan and related agreements.

10.5
(1)

          Master
      Equipment Lease Agreement, dated August 7, 1995, between the Registrant and Lighthouse Capital Partners, L.P

10.6

(1)

          Master
      Lease Agreement, dated as of September 26, 1998, between the Registrant and Dell Financial Services L.P.

10.7
(1)

          Standard
      Office Lease, dated June 1, 1998, by and between the Registrant and Asset
Growth Partners, Ltd., and the Amendment thereto.

10.8

(1)+

          Development and Licensing Agreement, dated January 22, 1997, between the
Registrant and Abacus Concepts, Inc.

10.9
(1)+

          Microsoft License and Distribution Agreement, dated August 23, 1996, between the Registrant and Microsoft Corporation.

10.10

(1)+

          Sagent
      KK Non-Exclusive Japanese Distribution Agreement, dated as of December 17,
1997, between Sagent KK Japan and Kawasaki Steel Systems R&D Corporation.

10.11
(1)

          Form of
Sagent Technology, Inc. End User Software License Agreement.

10.12

(1)+

          OEM
      Software License Agreement, effective March 31, 1998, between the
Registrant and Siebel Systems, Inc.

10.13
(1)

          Form of
      Sagent Technology, Inc. Software Maintenance and Technical Support
Agreement.

10.14

(1)

          Form of
Sagent Technology, Inc. Agreement for Consulting Services.

10.15
(1)

          Form of
Sagent Technology, Inc. Agreement for Subcontractor Consulting Services.

10.16

(1)

          Form of
Evaluation Agreement.

10.17
(1)

          Note,
dated February 1, 1998, between the Registrant and W. Virginia Walker

10.18

(1)

          Note,
dated February 1, 1998, between the Registrant and W. Virginia Walker

10.19
(1)+

          Solution
      Provider Agreement, effective June 27, 1997, between the Registrant and
Unisys Corporation.

10.20

(1)

Executive Change of Control Policy.

10.21
(1)+

          Software
      License and Services Agreement, dated March 31, 1998, between the
Registrant and Siebel Systems, Inc.

10.22

(1)

          Notes,
dated February 5, 1999, between the Registrant and Tom Lounibos.

10.23
(1)

          Note,
dated March 15, 1999, between the Registrant and Kenneth C. Holcomb.

10.24

(1)

          Nonexclusive International Software Value Added Reseller ("VAR")
Agreement, dated December 8, 1997, between the Registrant and Opalis S.A.

10.25
(2)

          Employment Agreement dated August 4, 2000, between the Registrant and Ben
C. Barnes.

10.26

(2)

          Offer
letter dated May 9, 2000, between the Registrant and David Eliff.

10.27
(2)

          Common
      Stock Purchase Agreement dated February 15, 2001, between the Registrant and the parties named therein.

10.28

(3)

          Service
      Agreement, dated January 1, 2001, between the Registrant and Arthur
Parker.

10.29
(4)

          Stock
      Purchase Agreement dated July 23, 2001, between the Registrant and the parties named therein.

10.30

(6)

          Offer
letter dated October 9, 2001, between the Registrant and Richard Ghiossi.

10.31
(6)

          Offer
      letter dated October 31, 2001, between the Registrant and Steven R.
Springsteel, and addendum dated November 16, 2001.

10.32

(6)

          Settlement Agreement and Mutual Release dated December 31, 2001, between the Registrant and Kenneth C. Gardner

16.1
(5)

          Letter
      dated as of October 18, 2000 from PricewaterhouseCoopers LLP to the
Securities and Exchange Commission.

1

          Incorporated by reference to the exhibits to the Registrant's
          Registration Statement on Form S-1 (No. 333-71369), declared effective by the Securities and Exchange Commission (SEC) on April 14, 1999.

2

          Incorporated by reference
    to the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

3

          Incorporated by reference
    to the exhibit to the Registrant's Quarterly Report on Form 10-Q for the
quarterly period ended March 31,2001.

4

    Incorporated by reference to the
    exhibits to the Registrant's Current Report on Form 8-K filed with the SEC on August 7, 2001.

5

          Incorporated by reference
    to the exhibit to the Registrant's Current Report on Form 8-K filed with the
SEC on October 19, 2000.

6

          Incorporated by reference to the exhibits to the
    Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on April 1, 2002.

+

          Confidential treatment has been granted with respect to
    certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.