Form 10-Q
period 2002-06-30
SAGENT TECHNOLOGY INC
filed 2002-08-14
CIK 1058425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

As of August 8, 2002, Registrant had 46,374,583 shares of common stock issued and outstanding.

SAGENT TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED June 30, 2002

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

SAGENT TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$7,776	$15,552
Accounts receivable, net of allowance for doubtful accounts of $1,832 in 2002 and $ 1,798 in 2001	10,135	12,560
Other current assets	2,056	3,700

Total current assets	19,967	31,812
Restricted cash	775	775
Property and equipment, net	4,656	6,138
Goodwill	7,446	7,514
Notes receivable from officers	2,381	2,409
Other assets	1,103	1,138

Total assets	$36,328	$49,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,575	$3,369
Accrued liabilities	6,083	8,411
Deferred revenue	9,720	8,701
Current portion of capital lease obligation	1,707	2,240

Total current liabilities	20,085	22,721
Long-term portion of capital lease obligation	626	1,384
Other long-term liabilities	150	170

Total liabilities	20,861	24,275
Minority Interest	635	658
Stockholders’ Equity
Convertible preferred stock, par value $.001 per share; Authorized: 6,011 shares in June 30, 2002 and December 31, 2001; Issued and outstanding: none in 2002 and 2001	0	0
Common stock, par value $.001 per share; Authorized: 70,000 shares in June 30, 2002 and December 31, 2001; Issued and outstanding: 46,375 at June 30, 2002 and 46,245 at December 31, 2001	46	46
Additional paid-in capital	133,876	133,726
Deferred stock compensation	(912)	(1,130)
Notes receivable from shareholders	(324)	(602)
Accumulated other comprehensive (loss) income	(373)	17
Accumulated deficit	(117,481)	(107,204)

Total stockholders’ equity	14,832	24,853

Total liabilities and stockholders’ equity	$36,328	$49,786

See accompanying notes to unaudited condensed consolidated financial statements.

SAGENT TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
License	$4,779	$6,722	$10,895	$11,469
Service	4,462	5,812	9,629	11,356

Total net revenue	9,241	12,534	20,524	22,825

Cost of net revenue:
License	473	921	1,087	1,751
Service	2,008	2,856	4,342	5,990
Impairment of licensed technology	1,240	0	1,240	0

Total cost of net revenue	3,721	3,777	6,669	7,741

Gross profit	5,520	8,757	13,855	15,084

Operating expenses:
Sales and marketing	7,160	9,670	14,132	18,123
Research and development	3,277	3,553	6,702	7,406
General and administrative	1,241	1,573	2,576	5,532
Stock-based compensation	109	189	298	378
Amortization of goodwill	0	575	0	1,073
Restructuring costs	189	0	139	0

Total operating expenses	11,976	15,560	23,847	32,512

Loss from operations	(6,456)	(6,803)	(9,992)	(17,428)
Interest income (expense), net	9	(123)	27	(29)
Other income, net	68	15	7	47

Net loss before income taxes	(6,379)	(6,911)	(9,958)	(17,410)
Provision for income taxes	175	32	319	57

Net loss	($6,554)	($6,943)	($10,277)	($17,467)

Basic and diluted net loss per share	($0.14)	($0.19)	($0.22)	($0.50)

Shares used in computing basic and diluted net loss per share	46,224	36,478	46,188	34,918

See accompanying notes to unaudited condensed consolidated financial statements.

SAGENT TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operations:
Net loss	$(10,277)	$(17,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,594	3,159
Asset impairments	1,254	0
Restructuring costs	139	0
Bad debt expense	777	937
Loss on disposal of property and equipment	80	0
Issuance of common stock for services	80	0
Stock-based compensation	218	218
Officer note forgiveness	74	125
Accrued interest on notes receivable from officers	(59)	(131)
Minority interest in earnings of subsidiary	(23)	0
Changes in operating assets and liabilities:
Accounts receivable	1,648	719
Other current assets	324	1,011
Other assets	35	430
Accounts payable	(933)	(480)
Accrued liabilities	(2,328)	(859)
Deferred revenue	1,019	(263)
Other long-term liabilities	(20)	(83)

Net cash used in operating activities	(6,398)	(12,684)

Cash flows from investing activities:
Purchase of property and equipment	(100)	(128)
Collections of shareholder notes	445	0
Cash acquired in purchase of Sagent Asia/Pacific Pte. Ltd	0	2,298
Other business acquisitions, net of cash acquired	0	(88)

Net cash provided by investing activities	345	2,082

Cash flows from financing activities:
Payments of principal under capital lease obligations	(1,383)	(707)
Proceeds from issuance of common stock	50	16,505

Net cash (used in) provided by financing activities	(1,333)	15,798

Effect of exchange rate changes	(390)	(64)

Net (decrease) increase in cash and cash equivalents	(7,776)	5,132

Cash and cash equivalents, beginning of the period	15,552	6,372

Cash and cash equivalents, end of the period	$7,776	$11,504

Supplemental disclosure of cash flow information:
Cash payments for interest	$128	$345
Cash payments for taxes	$293	$34
Supplemental disclosure of non-cash investing and financing activity:
Equipment acquired under capital leases	$92	$3,744
Warrants issued in connection with private placement	0	$469
Issuance of common stock to acquire additional interest in Sagent Asia/Pacific Pte. Ltd.	0	$3,475

See accompanying notes to unaudited condensed consolidated financial statements.

SAGENT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except where noted)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Description of Business and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2002 and December 31, 2001, the operating results for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001.

These financial statements and notes should be read in conjunction with Sagent’s audited financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Business

Sagent offers a complete business intelligence software platform that allows business users and Information Technology (IT) departments to work together to integrate, analyze, deliver and understand information. Sagent’s technology and proven implementation methodology reduce the time and expense required to deploy custom business intelligence solutions. Sagent technology also forms the basis for multiple partner solutions that address the needs of specific vertical and functional application areas.

Sagent was incorporated in California in April 1995 under the name Savant Software, Inc. In June 1995, we changed our name to Sagent Technology, Inc. In September 1998, we reincorporated in Delaware. References in this quarterly report to “Sagent,” “we,” “our” and “us” refer to Sagent Technology, Inc. and its subsidiaries, unless the context otherwise requires.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Sagent’s current estimated range of liability related to some of the pending litigation is based on claims for which we can estimate the amount and range of loss. In addition, Sagent also analyzes current accounts receivable for a reserve for doubtful accounts based on historical bad debts, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is no longer probable. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currencies of our foreign subsidiaries are their respective local currencies. Sagent translates the assets and liabilities of international subsidiaries into dollars at the current rates of exchange in effect at the end of each period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from translation adjustments are included in stockholders’ equity in the consolidated balance sheet caption “Accumulated other comprehensive income (loss)”. Currency transaction gains and losses on inter-company accounts stated in a currency other than the functional currency, are recognized in current operations and have not been significant to Sagent’s operating results in any period. The effect of foreign currency rate exchange on cash and cash equivalents has not been significant in any period.

Cash and Cash Equivalents

Cash and cash equivalent include all highly liquid investments with an original maturity of three months or less at the time of purchase. Sagent’s cash and cash equivalents at June 30, 2002 and December 31, 2001 consisted of deposits in banks and money market funds.

Restricted Cash

Certain of our lease agreements require us to provide standby letters of credit to guarantee payment. As of June 30, 2002, $775 of the standby letters of credit were issued against the line of credit agreement. As of June 30, 2002, the Company was not in compliance with certain financial covenants of the line of credit agreement. As a result, the bank required us to maintain $775 of cash equivalents on deposit to support the standby letters of credit, which is classified as restricted cash on the consolidated balance sheets.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. Sagent maintains its cash and cash equivalents with high quality financial institutions. Sagent maintains allowances for potential credit risks and for estimated future sales returns. Sales returns to date have not been material. Actual credit losses to date have been within management’s expectations. As of June 30, 2002 and December 31, 2001, there were no customers with balances due to Sagent in excess of 10% of aggregate accounts receivable.

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

Sagent adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets” on January 1, 2002. Sagent ceased amortization of goodwill effective January 1, 2002 and evaluates its goodwill for impairment, in accordance with Company’s policy stated below.

Impairment of Long-Lived Assets and Goodwill

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective in 2002. In lieu of amortization, we are required to perform impairment reviews of our goodwill.

Sagent reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful lives of the assets are no longer appropriate. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and a decline in the Company’s market capitalization relative to net book value. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s current business model.

The following table presents net loss per share information for the three and six months periods ended June 30, 2001, adjusted to exclude the amortization related to goodwill that will no longer be amortized under SFAS No. 142:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Net loss, as reported	$(6,943)	$(17,467)
Add back: amortization of goodwill	575	1,073

Pro forma net loss	$(6,368)	$(16,394)

Loss per share as reported	$(0.19)	$(0.50)

Pro forma loss per share	$(0.17)	$(0.47)

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

Statement of Position, 97-2, “Software Revenue Recognition” (SOP 97-2) was issued in 1997 by the American Institute of Certified Public Accountants (AICPA) and amended by Statements of Position 98-4 and 98-9. We adopted SOP 97-2 effective January 1, 1998. Based on our reading and interpretation of SOP’s 97-2, 98-4 and 98-9, we believe our current revenue recognition policies and practices are consistent with such SOPs.

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

Sagent’s customers generally require consulting and implementation services which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their needs. Where consulting services are essential to the functionality of the licensed software, both the license revenue and the consulting service revenue are recognized as the services are performed. Our arrangements related to sales of software licenses generally do not include services that are essential to the functionality of the software.

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

Maintenance contracts generally call for us to provide technical support and software updates and upgrades to customers. Maintenance revenue is recognized ratably over the term of the maintenance contract, on a straight-line basis when all revenue recognition requirements are met. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed and when it is determined that the Company has fulfilled our obligations resulting from the services contract.

Deferred Revenue

Deferred revenue represents amounts invoiced to customers under certain license, maintenance and service agreements for which the revenue earnings process has not been completed.

Software Development Costs

Software development costs are included in product development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The period between achieving technological feasibility, which Sagent has defined as the establishment of a working model, typically occurring when the beta testing commences, and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. No software development costs have been capitalized for the periods ended June 30, 2002 and December 31, 2001 since the timing of achieving technological feasibilities and general availability has not been materially different.

Stock-Based Compensation

Sagent accounts for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees” as interpreted by FIN 44 “Accounting for Certain Transactions Involving Stock Compensation.” and complies with the disclosure provision of FASB Statement No. 123 (“SFAS 123”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. Stock compensation is being amortized over the vesting period of the individual awards in a manner consistent with the method described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plus.” In addition, the Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123. Pursuant to SFAS 123, stock-based compensation is accounted for at the fair value of the equity instruments issued, or at the fair value of the consideration received, whichever is more reliably measurable.

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

Reclassification

Certain amounts in the prior period condensed consolidated statements of operations were reclassified to conform with the current year presentation.

NOTE 2.    COMPREHENSIVE LOSS

Comprehensive income (loss) is the total of net income (loss) and all other revenues, expenses, gains and losses recorded directly in equity. Sagent’s “other comprehensive loss” consists of foreign currency translation adjustments. There was no significant tax effect on the components of other comprehensive loss for the three and six months period ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(6,554)	$(6,943)	$(10,277)	$(17,467)
Other comprehensive loss:
Foreign currency translation adjustment	(227)	(111)	(390)	(64)

Comprehensive loss	$(6,781)	$(7,054)	$(10,667)	$(17,531)

NOTE 3.    OTHER CURRENT ASSETS

Other current assets consists of:

	June 30, 2002	December 31, 2001
Prepaid licenses	$396	$2,135
Other	1,660	1,565

Total	$2,056	$3,700

Included in prepaid licenses are licensed technologies purchased from third parties, which are integrated into our products and services prior to deployment. These licensed technologies are being amortized ratably over the term of the license, generally for a period of two years. For the three months ended June 30, 2002, Sagent recognized an impairment expense for $1,240 in purchased technology that we no longer expect to utilize in the future.

NOTE 4.    OTHER ASSETS

Other assets are comprised of the following:

	June 30, 2002	December 31, 2001
Other assets:
Investment in Responsys (Net Acumen)	$529	$529
Deposit	491	545
Other	83	64

Total	$1,103	$1,138

The investment in NetAcumen, prior to Responsys acquisition, was accounted for under the cost method. At January 16, 2002, Responsys, Inc. acquired 100% of NetAcumen, and NetAcumen became a wholly owned subsidiary of Responsys. As a result of this acquisition, Sagent’s ownership interest in Responsys is 0.62% as of June 30, 2002; Sagent continues to account for its investment in Responsys under the cost method. Sagent recognized revenue of $0 and $65 for the three and six months period ended June 30, 2002 from licenses sold to Responsys. No sales were made to NetAcumen during the three and six months period ended June 30, 2001.

NOTE 5.    LITIGATION

From time to time, the Company has been subject to litigation including the pending litigation described below. Because of the uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse affect on our business, result of operations, financial condition and cash flow.

In addition, the Company is engaged in certain legal and administrative proceedings incidental to its normal business activities and believes that these matters will not have a material adverse effect on our financial position, result of operations or cash flow.

From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court on behalf of the individual investors who purchased Company common stock between October 21, 1999 and April 18, 2000. The claims allege that the Company misrepresented its prospects for 1999 and the first quarter of 2000. Thereafter, the court consolidated the complaints and selected a lead plaintiff and counsel. A consolidated amended complaint was filed in April 2001 (the “Sagent I Class Action”). Sagent filed a motion to dismiss the consolidated amended complaint. On September 28, 2001, the court granted Sagent’s motion, and gave the plaintiffs leave to amend the complaint. On December 28, 2001, the class plaintiffs filed a second amended complaint. Sagent filed a motion to dismiss that complaint on February 15, 2002. The hearing on Sagent’s motion was held on June 3, 2002. On June 5, 2002, the Court issued an order granting in part and denying in part Sagent’s motion to dismiss the second amended complaint.

Thereafter, the plaintiffs filed a third amended complaint. Sagent has moved to strike certain portions of that complaint on the grounds that those particular allegations were dismissed by the Court from the prior complaint. The hearing on that motion is scheduled for August 26, 2002. Sagent will answer the complaint following the Court’s ruling on that motion. Because certain claims survived the motion to dismiss the prior complaint, and the discovery stay is no longer in effect for those allegations, the parties are engaging in discovery.

On November 17, 2000, a derivative lawsuit was filed by a purported Company shareholder in the Superior Court of California for the County of San Mateo (the “Fanucci Complaint”). On February 9, 2001, a second derivative lawsuit was filed in the Superior Court of California for the County of Santa Clara (the “Hu Complaint”, and together with the Fanucci Complaint, the “Sagent I Derivative Action”). The complaints name certain of the Company’s present and former officers and directors as defendants. The Hu Complaint also names an investment bank retained by the Company and an employee of that investment bank as defendants. The Company has also been named as a nominal defendant in each complaint. The principal allegation of the complaints is that the defendants breached their fiduciary duties to the Company through the dissemination of allegedly misleading and inaccurate information and other allegations. In July 2001, the two cases were coordinated for pretrial purposes in the Superior Court of California for the County of Santa Clara. The Company filed a motion to dismiss the Fanucci Complaint, on the grounds that, among other things, the plaintiff had failed to make a pre-suit demand on the board of directors as required by Delaware law. The officer and director defendants joined in that motion, and also moved to dismiss on the grounds that the complaint fails to allege the asserted causes of action against the individual defendants. Similar motions were filed concerning the Hu Complaint. The parties agreed to stay the Hu Complaint indefinitely, pending the outcome of the Fanucci matter, and the court entered an order staying the Hu Complaint on January 11, 2002. Thereafter, on January 16, 2002, the Fanucci plaintiff filed a motion to transfer and/or remand that case back to the Superior Court for San Mateo County where it was originally filed. The court heard oral arguments on the defendants’ motion to dismiss the Fanucci Complaint, and the plaintiffs’ transfer motion on January 28, 2002. On March 1, 2002, the court issued an order sustaining the Company’s motion to dismiss, granting the plaintiff leave to amend the complaint, denying the plaintiff’s motion to transfer and/or remand the Fanucci case to San Mateo County, and ordering the Company to produce a limited quantity of documents to the plaintiff.

The Fanucci plaintiff filed an amended complaint in April 2002. Sagent and the individual defendants each a filed motion to dismiss to that complaint. The Court heard oral argument on July 9, 2002 and thereafter sustained the motions to dismiss, holding that the nominal plaintiff did not have standing to litigate the complaint where he had failed to make a pre-suit demand on the Company’s Board of Directors as required by Delaware law. The plaintiffs have not filed an amended complaint to date.

In October 2001, infoUSA, Inc. filed a complaint against Sagent in the District Court of Douglas County, Nebraska, seeking amounts infoUSA claims are owed under a license agreement between Sagent and infoUSA. The amount of the claim is $900,000, plus interest. A default judgment for the full amount of the claim was entered against Sagent on December 20, 2001, for failure by Sagent to respond to the initial complaint. Sagent filed a motion to set aside the default judgment in January 2002. On February 22, 2002, the court granted Sagent’s motion to set aside the default judgment, and allowed Sagent to file its answer to the complaint. Currently, the case is at the early stage of discovery.

In November and December 2001, several class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of investors who purchased Company common stock between May 11, 2001 and November 28, 2001. The complaints allege that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934, as amended. Thereafter, the court consolidated the complaints and selected a lead plaintiff and counsel. A consolidated complaint was filed in April 2001 (the “Sagent II Class Action”). The complaint alleges that during the class period, the defendants caused the Company’s shares to trade at artificially inflated levels through the issuance of false and misleading financial statements. Sagent filed a motion to dismiss that complaint on April 18, 2002; a hearing on that motion is scheduled for August 14, 2002.

In February 2002, two derivative lawsuits were filed by purported Company shareholders in the United States District Court for the Northern District of California (the “Sagent II Derivative Action”). The complaints name certain of the Company’s present and former officers and directors as defendants. The principal allegation of the complaints is that the defendants breached their fiduciary duties to the Company through the dissemination of allegedly misleading and inaccurate information and other allegations. Although the cases have been consolidated, the plaintiffs have not yet filed a consolidated complaint.

Following its investigation of the circumstances that lead to the restatement of its financial statements for the first and second quarters of 2001, and the revision of its financial statements for the third quarter of 2001, Sagent entered the Department of Defense’s (“DOD”) Voluntary Disclosure Program. On June 7, 2002, Sagent filed with the DOD a report of its investigation which revealed that a single non-officer employee was solely responsible for submitting false documents to Sagent which purportedly showed that the Company had entered into contracts with the federal government, and that Sagent had unwittingly submitted requests for payment to U.S. government agencies not knowing that the employee had fabricated those contracts in order to defraud Sagent of various payments and benefits including commission payments.

NOTE 6.    LINE OF CREDIT

Sagent has a $5 million line of credit agreement with a bank collateralized by the assets of the Company. The line consists of advances against eligible accounts receivable in an aggregate amount not to exceed the lesser of, the committed revolving line or the borrowing base, less any outstanding letters of credit. Advances against the revolving line bear interest at the bank’s prime rate plus 1%, 5.75% at June 30, 2002. As of June 30, 2002 there were no advances against the line of credit.

Certain of our lease agreements require us to provide standby letters of credit to guarantee payment. As of June 30, 2002, $775 of the standby letters of credit was issued against the line of credit agreement. As of June 30, 2002, the Company was not in compliance with certain financial covenants of the line of credit agreement. As a result, the bank required us to maintain $775 cash equivalents on deposit to support the standby letters of credit, which is classified as restricted cash on the consolidated balance sheets.

If the Company does not secure a replacement credit facility or improve its financial performance or liquidity to comply with the financial covenants, the line of credit and deposits supporting the stand by letters of credit will remain unavailable. The line of credit expires on August 31, 2002. As of June 30, 2002, Sagent was not in compliance with the financial covenants of the agreement. As a result, Sagent cannot borrow against the line of credit.

NOTE 7.    RESTRUCTURING COSTS

In December 2001, Sagent’s Board of Directors approved a restructuring plan aimed at streamlining its underlying cost structure to better position Sagent for growth and improved operating results. As part of the restructuring plan, Sagent consolidated the Florida facility and implemented a reduction in workforce of approximately 14% or 51 employees and contractors as of March 31, 2002. During the second quarter of 2002, Sagent implemented a new restructuring plan to be executed during the three months period ended September 30, 2002. The major element of the restructuring plan was to terminate certain employees; as a result, there will be a 32% reduction in workforce, which will bring the total headcount to 190 worldwide. The reduction will come from all areas of the Company, and the terminations are expected to be completed by September 30, 2002. The purpose of the restructuring is to bring operating expenses in line with net revenues with the goal of achieving cash flow breakeven in the near future and strategically focus the Company on its core business. We expect to take restructuring charges between $1.8 million and $3.0 million during the three months ended September 30, 2002.

As of June 30, 2002, the remaining restructuring accrual is summarized as follow:

	Severance	Lease termination costs	Total
Restructuring charge in 2001	$150	$252	$402

Accrual balance at December 31, 2001	150	252	402
Restructuring charge in 2002	139	0	139
Cash payments made in 2002	(208)	(160)	(368)

Total	$81	$92	$173

Sagent expects to pay the remaining balance within the next two quarters of 2002.

NOTE 8.    NET LOSS PER SHARE

The total number of common equivalent shares excluded from the calculations of diluted net loss per share were 9,170 and 7,867 for the three months ended June 30, 2002 and 2001 respectively, and 9,290 and 7,468 for the six months ended June 30, 2002 and 2001, respectively.

NOTE 9.    RELATED PARTY TRANSACTIONS

Agreements and Arrangement with Chief Executive Officer and President

In August 2000, we entered into an employment agreement with our President and Chief Executive Officer. The employment agreement provides that he will receive, among other things, two loans:

1.)  an interest-free $750 loan for use towards the purchase of a home, which loan would be forgiven over a period of five years provided he continues to be employed with us (or upon his termination without cause), and

2.)  a $2,000 loan for use towards the purchase of a home bearing simple interest at a rate of 5% per year and maturing in five years. On January 2, 2002, the Board approved an amendment to his employment agreement whereby the Company agreed to forgive $282 of the principal of this loan in exchange for him foregoing the payment of guaranteed bonus.

A total of $2,381, in unpaid principal and interest was outstanding under the two loans as of June 30, 2002.

In May 2000, we entered into a letter agreement with our previous Executive Vice President, Finance and Administration, and Chief Financial Officer. The letter agreement provides that our previous Chief Financial Officer will receive, among other things, a $400 loan for use towards the purchase of a home bearing interest at a rate of 7.5% per year and maturing in five years. During year 2001, Sagent forgave a total of $316 of the principal and interest. As of June 30, 2002, $126 in unpaid principal and interest was outstanding under the loan.

Agreements and Arrangements with Directors

Sagent recognized revenues of $0 and $65 for the three and six months ended June 30, 2002 from licenses sold to a company for which Sagent’s former Chairman serves as a member of its Board of Directors. A member of Sagent’s Board of Directors is also an officer of an entity from which Sagent recognized revenue of $0 and $800 from licenses and services for the three and six months ended June 30, 2002.

NOTE 10.    SUBSEQUENT EVENT

In July 2002, Ben Barnes, our President and Chief Executive Officer stepped down, and Andre Boisvert, our Chairman, assumed the role of interim CEO. Also in July 2002, Steven R. Springsteel, our Chief Financial Officer, was appointed to serve the additional role of Chief Operating Officer. We expect to incur expenses of up to $1.3 million in association with his separation agreement, included as part of the restructuring charge between $1.8 million and $3.0 million described in Note 7, during the three months ended September 30, 2002 related to the termination of Mr. Barnes’ employment.

Item 2.     Management Discussion and Analysis Financial Condition and Results of Operations.

The following discussion and analysis contains “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally preceded by words that imply a future state such as “expected” or “anticipated” or imply that a particular future event or events will occur such as “will.” Investors are cautioned that all forward-looking statements involve risks and uncertainties, and that actual results could be materially different from those discussed in this report. The section below entitled “Factors That May Affect Future Results” and similar discussions in our other SEC reports filed with the SEC discuss some of the important risk factors that may affect our business, results of operations and financial condition. Copies of our reports filed with the SEC are available from us without charge and on the SEC’s website at www.sec.gov. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

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

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies are as follows:

•	Revenue recognition

•	Valuation of long-lived assets and goodwill

•	Consolidation of Sagent’s international operations

•	Valuation allowances

Below, we discuss these policies further, as well as the estimates and judgments involved.

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

Persuasive evidence of an arrangement exists—It is our customary practice to have a written contract, which is signed by both the customer and Sagent.

Delivery has occurred—Our software may be either physically or electronically delivered to the customer. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

The fee is fixed or determinable—Arrangement fees are generally due within six months or less. Arrangements with payment terms extending beyond these customary payments terms are considered neither to be fixed nor determinable, and revenue from such arrangements is recognized as payments become due.

Collectibility is probable—Collectibility is assessed on a customer-by-customer basis. New customers are subjected to a credit review process, which evaluates the customer’s financial positions and ultimately their ability to pay. Sagent assesses collectibility based on a number of factors, including past transaction history with the customers and their credit worthiness. Sagent obtains and reviews credit reports from the third-party credit reporting agencies for new customers with which it is not familiar. If Sagent determines that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. Deferred revenue as of June 30, 2002 includes approximately $0.6 million of license and professional services fee that we did not assess as probable of collection at the outset of the arrangement. The determination regarding the probability of collection ultimately relies on management judgment. If changes in conditions cause management to determine that this criteria is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Revenue for transactions with enterprise application vendors, OEMs, and distributors is generally recognized when the licenses are resold or utilized by the reseller and all related obligations on our part have been satisfied. However, if the contract stipulates a non-refundable royalty payment to be paid in advance of any resale, revenue is recognized upon execution of the contract, provided all other revenue recognition criteria have been met. Sagent reports the revenue generated through distributors based on FASB Emerging Issues Task Force (EITF) 99-19 on a gross basis only if it acts as the principal in the transaction and assumes the risks and rewards of ownership, such as the risk of loss for collection, delivery and returns. In these cases Sagent reflects the distributors’ fees under sales and marketing expenses. If the above conditions do not exist, Sagent records revenue based on the net amount retained (that is, the amount billed to the customer less the amount paid to the distributor.)

We allocate revenue on software arrangements involving multiple elements to the delivered element using the residual method. Our determination of fair value of the undelivered elements in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to maintenance, professional services and data services components of our license arrangements. We sell our data and professional services separately, and have established VSOE on this basis. We have also established VSOE for maintenance services for accounts less than $1 million through selling such services separately. VSOE for maintenance services for accounts greater than $1 million is determined based upon the customer’s contractual annual renewal rates. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenues from data, maintenance and professional services are recognized ratably over their respective terms.

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

Sagent’s customers generally require consulting and implementation services which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their needs. If consulting services were essential to the functionality of the licensed software, then both the license revenue and the consulting service revenue would be recognized as the services are performed. Our arrangements regarding sales of software licenses generally do not include services that are essential to the functionality of the software.

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

Valuation of long-lived assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective in 2002. Upon adoption of SFAS No. 142, we have ceased to amortize any goodwill starting January 1, 2002. In lieu of amortization, we are required to perform impairment reviews of our goodwill. Sagent assesses the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In addition to the annual review of goodwill required by SFAS No. 142, the following factors could trigger an impairment review:

•	Changes in economic and industry trends

•	Changes in the strategies of the company in sales and marketing and research and development

•	Changes in projected future operating results

•	Changes in the mode of operations and the exit from facilities

•	Significant decline in Sagent’s stock price for a significant period of time.

When Sagent determines that the carrying value of long-lived assets or goodwill may not be recoverable based upon any of the above indicators of impairment, Sagent measures any impairment based on a projected discounted cash flow using a discount rate determined by our management to be commensurate with the risk inherent in our business model. If the assumptions we use to determine the valuation of these long-lived assets proved to be wrong, we may be required to record impairment charges to the carrying value of these assets in future periods.

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

Consolidation of Sagent’s international operations

We have several international subsidiaries that accounted for 42% of our total net revenue, 18% of our total assets and 19% of our total liabilities as of June 30, 2002. The functional currency of our foreign subsidiaries is the local currency. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. Sagent translates the assets and liabilities of international subsidiaries into U.S. dollars at the current rates of exchange in effect during each period. Revenue and expenses are translated using rates that approximate those in effect during the period. Gains and losses from translation adjustments are included in stockholders’ equity in the consolidated balance sheet caption “Accumulated other comprehensive loss.”

Accordingly, we had a cumulative translation loss of $0.2 million as of June 30, 2002 and December 31, 2001. Had we determined that the functional currency of our subsidiaries was the U.S. dollar, these losses would have increased our loss for each of the periods presented. The magnitude of these losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the following:

• U.K.	British Pound

• Japan	Japanese Yen

• Germany	Euro

• France	Euro

• Australia	Australian Dollar

• Brazil	Brazilian Real

• Benelux	Euro

• Mexico	Mexican Peso

• Asia Pacific	Singapore Dollar

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

Valuation allowances

The preparation of financial statements requires Sagent’s management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.

Sagent’s current estimated range of liability related to some of the pending litigation is based on claims for which we can reasonably estimate the amount and range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, Sagent is unable to make a reasonable estimate of the liability that could result from unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Sagent evaluates the collectibility of its trade receivables based on a combination of factors. When we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including length of time the receivables are past due and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further reduced. The allowance for doubtful accounts was $1.8 million as of June 30, 2002 and December 31, 2001. For the three months ended June 30, 2002, Sagent recognized $0.7 million of bad debt expense in accounts receivable against the allowance for doubtful accounts. If events arise that may cause our customers’ ability to pay, we evaluate the need to increase our allowance for doubtful accounts based on an assessment of the probability of collection. We review our allowance for doubtful accounts against specific customer balances outstanding to determine the adequacy of the allowance. To the extent economic and market events cause the financial ability of our customers with outstanding balances to deteriorate; we may be required to record additional provisions for doubtful accounts in the future periods.

Sagent has a 90 days warranty for any defects in the products that it sells to customers. Sagent has not provided any allowances for returns since historically we have not had any material returns due to defects. If due to certain circumstances, we receive sales returns from customers due to defective materials shipped, then we may be required to record additional expenses in the future periods.

Sagent records a valuation allowance to reduce its deferred tax assets to the amount that is likely to be realized. Sagent has not reflected any deferred tax assets in its financial statements for the period ending June 30, 2002. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, and if it were determined that we would be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period in which such determination was made. Likewise, if we determined that we would not be able to realize all or part of our net deferred tax asset in the future, and adjustment to the deferred tax asset would be charged to income in the period in which such determination was made.

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

Table I:    Data Presented As A Percentage of Total Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
License	52%	54%	53%	50%
Service	48	46	47	50

Total net revenue	100	100	100	100

Cost of net revenue:
License	5	7	5	8
Service	22	23	21	26
Impairment of licensed technology	13	0	6	0

Total cost of net revenue	40	30	32	34

Gross profit	60	70	68	66

Operating expenses:
Sales and marketing	77	77	69	79
Research and development	36	28	32	32
General and administrative	14	13	13	24
Stock-based compensation	1	2	1	2
Amortization of goodwill	0	4	0	5
Restructuring costs	2	0	1	0

Total operating expenses	130	124	116	142

Loss from operations	(70)	(54)	(48)	(76)
Interest income (expense), net	0	(1)	0	0
Other income, net	1	0	0	0

Net loss before income taxes	(69)	(55)	(48)	(76)
Provision for income taxes	2	0	2	0

Net loss	(71)%	(55)%	(50)%	(76)%

Table II: Data Presented in Dollar Amount ( in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
License	$4,779	$6,722	$10,895	$11,469
Service	4,462	5,812	9,629	11,356

Total net revenue	9,241	12,534	20,524	22,825

Cost of net revenue:
License	473	921	1,087	1,751
Service	2,008	2,856	4,342	5,990
Impairment of licensed technology	1,240	0	1,240	0

Total cost of net revenue	3,721	3,777	6,669	7,741

Gross profit	5,520	8,757	13,855	15,084

Operating expenses:
Sales and marketing	7,160	9,670	14,132	18,123
Research and development	3,277	3,553	6,702	7,406
General and administrative	1,241	1,573	2,576	5,532
Stock-based compensation	109	189	298	378
Amortization of goodwill	0	575	0	1,073
Restructuring costs	189	0	139	0

Total operating expenses	11,976	15,560	23,847	32,512

Loss from operations	(6,456)	(6,803)	(9,992)	(17,428)
Interest income (expense), net	9	(123)	27	(29)
Other income, net	68	15	7	47

Net loss before income taxes	(6,379)	(6,911)	(9,958)	(17,410)
Provision for income taxes	175	32	319	57

Net loss	$(6,554)	$(6,943)	$(10,277)	$(17,467)

Revenue

Total revenue decreased 26% to $9.2 million for the three months period ended June 30, 2002 from $12.5 million for the corresponding period in 2001. For the six months ended June 30, 2002, total revenue decreased by 10% to $20.5 million from $22.8 million for the corresponding period in 2001. The slowing global economy resulted in continued lengthening of the enterprise sales cycle and deferral of IT spending further contributed to the lower license and professional services revenue. In addition, the decrease in total revenue for the three months period ended June 30, 2002, was attributed to cash basis revenue recognition in two of our subsidiaries in Latin America (Brazil and Mexico) for $0.2 million and marketing services for $0.4 million due to uncertainty regarding the collection of their accounts receivable. As a result, we decided to defer $0.6 million in this period and shall recognize it upon collection.

License revenue declined 29% to $4.8 million for the three months period ended June 30, 2002 from $6.7 million for the corresponding period in 2001. For the six months period ended June 30, 2002, license revenue declined 5% to $10.9 million from $11.5 million for the corresponding period in 2001.The decline was mainly attributed to a reduction in the number and size of the deals closed during the three and six months periods ended June 30, 2002. Uncertainty in global economic conditions continues to make it difficult to predict our product demand. We expect that seasonal trends to continue throughout 2002, and license revenue will remain flat or grow modestly. In any quarter, a few large license transactions at the end of the quarter may account for a substantial amount of our license revenue. If a customer or potential customer cancels or does not enter into an anticipated large transaction, or delays the transaction beyond the end of the quarter, our financial results may be materially adversely affected.

Service revenue declined 23% to $4.5 million for the three months period ended June 30, 2002 from $5.8 million for the corresponding period in 2001. For the six months period ended June 30, 2002, service revenue declined 15% to $9.6 million from 11.4 million for the corresponding period in 2001.

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Service:
Maintenances	$2,803	$2,699	$5,848	$5,035
Professional Services	1,659	3,113	3,781	6,321

Total service revenue	$4,462	$5,812	$9,629	$11,356

Maintenance revenue increased by 4% to $2.8 million for the three months period ended June 30, 2002 from $2.7 million for the corresponding period in 2001. For the six months period June 30, 2002, maintenance revenue increased by 16% to $5.8 million from $5.0 million for the corresponding period in 2001.The increases of $0.1 and $0.8 million in maintenance revenue during the three and six months periods ending June 30, 2002, respectively, were primarily due to new licenses and an increased effort to renew the maintenance agreements within our existing customer base. We expect maintenance revenue to continue to rise during 2002 as a result of our effort to continue to increase our installed base of customers and maintain consistent maintenance renewal rates.

Professional services declined by 47% to $1.7 million for the three months period ended June 30, 2002 from $3.1 million for the corresponding period in 2001. For the six months period ended June 30, 2002, professional services declined 40% to $3.8 million from $6.3 million for the corresponding period in 2001. Decreases in professional services revenue of $1.5 million and $2.5 million for the three and six months periods ending June 30, 2002, respectively, were due to declines in consulting and training services attributed to a slowdown in the economy and a decline in new license revenue in previous quarters.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
U.S.A. (Domestic)	$5,405	$9,769	$12,711	$17,233
International	3,836	2,765	7,813	5,592

Total net revenue	$9,241	$12,534	$20,524	$22,825

Sagent continued to grow internationally as our international revenue was 42% of total revenue or $3.8 million and 22% or $2.8 million for the three months ended June 30, 2002 and 2001, respectively, representing an increase of $1.0 million or 36%. For the six months period ended June 30, 2002, our international revenue was 38% of total revenue or $7.8 million and 25% or $5.6 million for the corresponding revenue in 2001, representing an increase of $2.2 million or 40%. This increase is attributed mainly to expansion of our international operations as well as stronger overseas market demand for our products. A significant portion of our total revenue is currently derived from international sales and therefore subject to its related risks, including general economic conditions in each country, the strength of international competitors, different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and the volatility of exchange rates in certain countries. A portion of our business is conducted in currencies other than the U.S. dollar and the effect of exchange rates on our total revenues was immaterial during the three and six months periods ended June 30, 2002 and 2001. Foreign exchange rates will continue to affect our total revenue and results of operations depending on the U.S. dollar strengthening or weakening relative to foreign currencies. Unfavorable changes in each country’s general economic and political environment or foreign exchange rates may have a material adverse impact on our total revenue and results of operations.

Cost of Revenue

Cost of revenue from license sales consists primarily of royalties, product packaging, shipping, media, and documentation. Our cost of revenue for license sales was $0.5 million and $0.9 million, representing 10% and 14% of license revenue, for the three months ended June 30, 2002 and 2001, respectively. Our cost of revenue for license sales was $1.1 million and $1.8 million, representing 10% and 15% of license revenue, for the six months period ended June 30, 2002 and 2001, respectively. Our cost of license revenue decreased over the same period of the prior year as a result of discontinuation of providing product documentation in a hard copy format and reducing the applicable costs by $0.4 million and $0.7 million for the three and six months period ending June 30, 2002 and 2001, respectively. We have been providing our customers with soft copy online documentation effective January 1, 2002. The cost of licensed technology decreased by $0.3 million and $0.5 million for the three and six months periods ended June 30, 2002 and 2001, respectively.

Cost of service consists primarily of personnel costs associated with providing software maintenance, technical support, training and consulting services. Our cost of service revenue declined by 30% to $2.0 million, representing 45% of service revenue, for the three months period ended June 30, 2002 from $2.9 million, representing 49% of service revenue, for the corresponding period in 2001. Our cost of service revenue declined by 28% to $4.3 million, representing 45% of service revenue, for the six months period ended June 30, 2002 from $6.0 million, representing 53% of service revenue, for the corresponding period in 2001. The decline was mainly attributed to outsourcing of marketing services and a reduction in salary related expenditures of $0.8 million for the three months period ended June 30, 2002, and $1.5 million for the six months period ended June 30, 2002 due to a headcount reduction from 61 to 42.

Further, during the three months period ended June 30, 2002, we booked an impairment charge of $1.2 million related to purchased technology that we no longer expect to utilize in the future.

Gross Margin

Gross margins declined to 60% for the three months period ended June 30, 2002 from 70% for the corresponding period in 2001. The decline in gross margin was mainly due to an impairment charge for the purchased technology that we no longer expect to utilize in the future and partially due to the mix of revenue and a higher percentage of services revenue that has a substantially lower margin than license revenue. For the six months period ended June 30, 2002, the gross margin increased to 68% from 66% for the corresponding period in 2001. The increase was mainly due to the lower cost of revenue for both license and service sales.

Our service revenues have a substantially lower margin than our product license revenues, and an increase in service revenues relative to license revenues could harm our gross margins.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation, travel, marketing programs, and branch facilities. Sales and marketing expenses decreased 26% to $7.2 million for the three months period ended June 30, 2002 from $9.7 million for the corresponding period in 2001. For the six months period ended June 30, 2002, sales and marketing expenses decreased by 22% to $14.1 million from $18.1 million for the corresponding period in 2001. Sales and marketing expenses represent 77% of total net revenue for the three months ended June 30, in both 2002 and 2001, and 69% and 79% of total net revenue for the six months ended June 30, 2002 and 2001, respectively. For the three months ended June 30, 2002, the decline of $2.5 million is primarily attributable to $1.8 million decrease in salary related expenses due to a reduction in headcount from 180 to 131 and a decrease in facility related expenses for $0.3 million. For the six months ended June 30, 2002, the decline of $4.0 million is primarily attributable to a $2.2 million decrease in salary related expenses from a reduction in headcount and $0.8 million decrease in facility related expenses.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance testing, and facilities. Research and development expenses have remained fairly consistent decreasing by $0.3 million to $3.3 million for the three months ended June 30, 2002 from $3.6 million for the corresponding period in 2001. For the six months ended June 30, 2002, research and development expenses declined by $0.7 million to $6.7 million from $7.4 million for the corresponding period in 2001. Research and development expenses represent 36% and 28% of total net revenue for the three months period ended June 30, 2002 and 2001, respectively, and 32% of total net revenue for six months period ended June 30, in both 2002 and 2001. The decline of $0.3 million and $0.7 million during the three and six months periods ending June 30, 2002, respectively, is mainly attributable to salary and employee related costs pertaining to salary reductions and other cost cutting measures that took effect during such periods.

General and Administrative

General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management as well as legal, accounting and bad debt expenses. General and administrative expenses decreased by $0.3 million to $1.2 million for the three months period ended June 30, 2002 from $1.6 million for the corresponding period in 2001. For the six months period ended June 30, 2002, general and administrative expenses decreased by 53% to $2.6 million from $5.5 million for the corresponding period in 2001. General and administrative expenses represent 14% and 13% of total net revenue for the three months ended June 30, 2002 and 2001, respectively, and 13% and 24% of total net revenue for the six months ended June 30, 2002 and 2001, respectively. For the three months ended June 30, 2002, the decline of $0.3 million is primarily due to salary related expenditures as a result of reduction in headcount from 35 to 24. For the six months ended June 30, 2002, the decline of $2.9 million is primarily due to a $1.0 million decline in salary related expenses due to a reduction in headcount, and an additional $1.0 million related to reduced facility expenses due to our exit from several facilities in the United States.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, Sagent’s principal source of liquidity consisted of $7.8 million of cash and cash equivalents and $0.8 million restricted cash in the form of a money market account and certificate of deposit. Since inception, we have funded our operations partially through private sales of equity securities, the use of equipment leases and the initial public offering of our common stock in April 1999.

Net cash used in operating activities was $6.4 million, which primarily funded our ongoing operations.

Net cash provided by investing activities was $0.3 million, which primarily was due to the collection of notes due from shareholders of $0.4 million, offset by $0.1 million in fixed asset purchases.

Net cash used in financing activities was $1.3 million, which primarily funded payment of our capital lease obligations.

Accounts receivable decreased by 19% as of June 30, 2002 compared with December 31, 2001 balance. The decrease was due primarily to lower sales revenue. The Days Sales Outstanding (DSO) was at 100 as of June 30, 2002 compared with 98 for the corresponding period in 2001. Sagent calculates its DSO on a “net” basis by dividing the average accounts receivable at the beginning and the end of the quarter by the revenue booked, revenue recognized net of changes in deferred revenue, for the quarter multiplied by the number of days during that quarter. The higher DSO was attributed mainly to overdue accounts receivable in Latin America.

The following is a summary of our future minimum payments under contractual obligations as of June 30, 2002:

	Remainder of 2002	2003	2004 and thereafter	Total
	(amount in millions)
Capital leases	$0.9	$1.4	$0.1	$2.4
Operating leases	1.5	2.0	0.7	4.2
Purchase obligation	0.3	0.1	0.0	0.4

Total	$2.7	$3.5	$0.8	$7.0

Sagent has entered into several agreements to finance computer equipment leases. Sagent financed the acquisition of property and equipment, primarily computer hardware and software, and leasehold improvements and furniture totaling $0.09 million and $4.0 million as of June 30, 2002 and December 31, 2001, respectively, through capital leases. Sagent has also entered into several agreements to lease facilities in California and several other states as well as in other countries in which it has sales operations. Sagent is also under obligation to pay certain maintenance fees to third party vendors.

Purchase obligations relate to Sagent’s future commitments for technology and a data renewal contract.

In October 2001, Sagent entered into a $5 million line of credit agreement with a financial institution collateralized by certain of our assets. The line consists of advances against eligible accounts receivable in an aggregate amount not to exceed the lesser of the committed revolving line of the borrowing base, less any outstanding letters of credit, foreign currency exchange contracts, or any other extension of credit by the financial institution. Advances against the revolving line bear interest at the bank’s prime rate plus 1%. The line of credit expires on August 31, 2002. As of June 30, 2002, Sagent has not utilized the credit line. As of June 30, 2002, the Company was not in compliance with certain of the financial covenants of the line of credit agreement. As a result, the bank required us to maintain $0.8 million of cash equivalents on deposit to support the standby letters of credit, which is classified as restricted cash on the consolidated balance sheets. The Company is evaluating offers for a replacement credit facility with less restrictive terms. If the Company does not secure such a credit facility or improve its financial performance or liquidity to comply with the financial covenants, the line of credit and deposits supporting the stand by letters of credit will remain unavailable.

Our ability to grow sales and manage our expenses will have a direct impact on our liquidity and capital resources. Factors which are reasonably likely to impact our ability to maintain or grow revenues are as follows:

•	general economic conditions and the information technology spending environment;

•	the growth or contraction of the enterprise intelligence software market;

•	competition from other participants in the enterprise intelligence software market;

•	our ability to expand our direct and indirect sales channels;

•	our ability to maintain and expand our marketing, technology and distribution relationships;

•	our access to licensed technologies integrated in our products and services

•	market acceptance of Internet solutions;

•	our ability to manage our international expansion;

•	our ability to protect our intellectual property rights; and

•	our ability to anticipate and respond to technological change.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The provision of SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our consolidated results of operations or financial position.

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No.30, “Reporting the Results of Operations-Reporting the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of business. The provision will be effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on our consolidated results of operations or financial position.

In July 2002, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred, meeting the definition of a liability in FASB Concepts Statement No. 6, “ Elements of Financial Statements”, and when its fair value can be measured. SFAS 146 supersedes FASB’s Emergency Issues Task Force (EITF ) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.” The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material effect on our consolidated results of operations or financial position.

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

We have received a notice from Nasdaq regarding the delisting of our common stock.

On August 12, 2002, we received a notification from The Nasdaq Stock Market that we are out of compliance with the minimum bid price requirement of $1.00 per share set forth in Marketplace Rule 4450(a)(5). Therefore, our common stock is subject to delisting from The Nasdaq National Market. We have requested a hearing with Nasdaq, and our stock will remain listed on The Nasdaq National Market at least until the date of the hearing, which has not yet been determined. There can be no assurance the Nasdaq Listing Qualifications Panel will grant our request for continued listing after the hearing.

We intend to implement a reverse split of our common stock in an effort to meet the minimum bid price requirement for continued listing on the Nasdaq National Market. We currently expect that the reverse split ratio will be in a range between 1-for-5 and 1-for-20. The implementation of any reverse stock split will be subject to approval by our stockholders.

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

On November 28, 2001, we announced that we were revising our reported revenues for the first nine months of 2001 as a result of an internal investigation into the validity of sales orders to various government agencies. Our investigation confirmed that sales orders totaling approximately $5 million booked by one of our employees were forged. As a result, we filed Form 10-Q/A’s for the periods ended March 31, 2001 and June 30, 2001 with financial statements restated to remove the effect of the invalid sales orders.

As a result of the restatement, Sagent has been named in shareholder lawsuits. These lawsuits could seriously harm our business and financial condition. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of the lawsuits also could result in the diversion of our management’s time and attention away from business operations, which could harm our business.Negative developments with respect to the lawsuits could cause our stock price to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, the size of any such payment could seriously harm our financial condition. The complaints generally allege that we and the other named defendants made false or misleading statements of material facts about our financial results during 2001. The complaints, in general, do not specify the amount of damages that plaintiffs seek. As a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not set aside any financial reserves relating to potential damages associated with any of these lawsuits.

Our workforce reduction and financial performance may adversely affect the morale and performance of our personnel and our ability to hire new employees.

In connection with our effort to streamline operations, increase revenues, reduce costs and bring our staffing and structure in line with our current and anticipated requirements, we recently realigned our business organization, which included a 14% reduction in workforce and subsequent reductions as discussed in Notes 7. There may be costs associated with the workforce reduction, and our realignment plan may yield unanticipated consequences, such as attrition beyond our planned reduction in staff. In addition, our common stock has recently declined in value below the exercise price of many options granted to employees pursuant to our stock option plan. Thus, the intended benefits of the stock option granted to our employees, the creation of performance and retention incentives, may not be realized.

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

Since our inception, we have funded our operations primarily through sales of equity securities, and not from cash generated by our business. During 2001, we completed two separate private offerings of our common stock. In February 2001, we sold 5.8 million shares of our common stock to a group of private investors, raising approximately $16.1 million in net proceeds. In August 2001, we completed the sale of 9.1 million shares of our common stock to a group of private investors, netting approximately $16.0 million in proceeds.

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

We expect our quarterly operating results to fluctuate. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenue in a quarter may harm our operating results for that quarter. In the past, our operating results have fallen below the expectations of market analysts and investors. If we fall short of market expectations in future quarters, the price of our common stock may fall. Factors that may cause our operating results to fluctuate on a quarterly basis include:

•	varying size, timing and contractual terms of orders for our products;

•	lengthy sales cycles associated with our products;

•	changes in the mix of revenue attributable to higher-margin product license revenue as opposed to lower-margin service revenue;

•	customers’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next;

•	announcements or introductions of new products by our competitors;

•	our ability to hire, train and retain sufficient engineering, consulting, training and sales staff; and

•	subcontracting to more expensive consulting organizations to help provide implementation, support and training services when our own capacity is constrained.

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

During the last two years, Sagent has been the subject of several shareholder lawsuits, which are still pending. In addition, the members of our board of directors have been the subjects of derivate lawsuits alleging breaches of their fiduciary duties to Sagent. More recently, as the result of the restatement by Sagent of its financial results for portions of 2001, Sagent has been named in additional shareholder lawsuits. These lawsuits could seriously harm our business and financial condition. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of the lawsuits could also result in the diversion of our management’s time and attention away from business operations, which could harm our business. The lawsuits could also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration they would otherwise be willing to pay in connection with an acquisition. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, the size of any such payment could seriously harm our financial condition.

We have a relatively new management team and there is no guarantee that they will be successful in growing our business.

Our management team has not been with us for a significant length of time. In July 2002, Ben Barnes, our President and Chief Executive Officer stepped down, and Andre Boisvert, our Chairman, assumed the role of Interim CEO. Also in July 2002, Steven R. Springsteel, our Chief Financial Officer, was appointed to serve the additional role of Chief Operating Officer. Mr. Springsteel, our Chief Financial Officer, joined us in November 2001. Richard Ghiossi, our Chief Marketing Officer joined us in October 2001. These employees serve “at-will” and may elect to pursue other opportunities at any time. If our management team is unable to work effectively together to accomplish our business objectives, our ability to grow our business could be severely impaired.

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

If we lose key licenses we may be required to develop or license alternatives, which may cause delays or reductions in sales.

We rely on third-party technologies, and if we are unable to use or integrate these technologies, our product and service development may be delayed.

Sagent relies on MainWin from MainSoft to deliver the Solaris versions of the Data Load, Data Access, and WebLink Servers. MainWin is the Windows API ported to Sun Solaris. In addition, Visual Basic for Applications has been embedded in Design Studio and Information Studio to allow customization. We rely on interfaces from Microsoft and Crystal Decisions to integrate Microsoft Excel and Crystal Reports as display options in Design Studio, Information Studio, and WebLink. The Opalis Robot from Opalis provides the basis for the Sagent Automation tool. Automation is a dependency-scheduling tool with extensive integration with operating system level tasks. Opalis may not provide a stable Solaris version in the timeframe expected by our customers. The DirectLink for R/3 product we offer to connect to SAP is based on metadata browsing technology and pool table connectivity from Server Enterprises. DirectLink for Mainframes, which provides connectivity to mainframe data sources, is enabled by technologies from Striva and Cross Access.

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

We may not be able to successfully market, sell, deliver and support our products and services internationally. Our failure to manage our international operations effectively could limit the future growth of our business. International sales represented approximately 42% of our total revenue for the three months ended June 30, 2002 and 35% for the three months ended March 31, 2002. We conduct our international sales through local subsidiaries in the United Kingdom, Germany, France, Japan, Brazil, Mexico, the Benelux regions, Australia and the Asia/Pacific and through distributor relationships in South Africa and Italy. The expansion of our existing international operations and entry into additional international markets will require management attention and significant financial resources. Because of the significant growth in international business, we benefit overall from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Changes in exchange rates, and in particular a strengthening of the U.S. dollar, may unfavorably affect our consolidated sales and net income.

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

Other software providers could copy or otherwise obtain and use our products or technology without authorization. They also could develop similar technology independently which may infringe our proprietary rights. We may not be able to detect infringement and may lose a competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. The laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States.

If we discover software defects we may have product-related liabilities, which may lead to loss of revenue or delay in market acceptance for our products.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in “Risk Factors That May Affect Results”.

INTEREST RATE RISK

Our exposure to market risk related to changes in interest rates is primarily due to our highly liquid investments. We do not use derivative financial instruments. The primarily objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of highly liquid investments and certificate of deposits. Due to the nature of our investments, we believe that there is no material risk exposure. All investments are carried at cost, which approximates market value. At June 30, 2002 and December 31, 2001, we had $8.6 and $16.3 million, respectively, in cash equivalents and restricted cash.

Sagent has a $5 million line of credit agreement with a financial institution collateralized by certain of our assets. The line consists of advances against eligible accounts receivable in an aggregate amount not to exceed the lesser of, the committed revolving line or the borrowing base, less any outstanding letters of credit. Advances against the revolving line bear interest at the bank’s prime rate plus 1%. The prime rate was 4.75% at June 30, 2002. The line of credit expires on August 31, 2002. As of June 30, 2002, the Company was not in compliance with certain of the financial covenants of the line of credit agreement. As a result, the bank required us to maintain $0.8 million of cash equivalents on deposit with the bank to support the standby letters of credit, which is classified as restricted cash on the consolidated balance sheets. If the Company does not secure a replacement credit facility or improve its financial performance or liquidity to comply with the financial covenants, the line of credit and deposit supporting the standby letters of credit will remain unavailable. Although we have no outstanding balance under the line of credit, we may borrow under the line in the future. If we do so and market interest rates rise, then our interest payments would increase accordingly.

FOREIGN CURRENCY EXCHANGE RATE RISK

A high percentage of operations are based in the United States, and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to exchange rate risk with respect to fluctuations in the relative value of currencies. Currently, we have operations throughout Asia, Asia Pacific, Europe, Australia, Middle East, South Africa and Latin America and conduct transactions in the local currency of each location. To date, the impact of any fluctuation in the relative value of other currencies has not been material due to relative size of the operation. However, we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we can make no assurances that exchange rate fluctuations will not adversely affect our financial results in the future. Through June 30, 2002, the Company had not engaged in foreign currency hedging activities.

EQUITY PRICE RISK

We do not own any significant public equity investments. Therefore, we believe we are not currently exposed to any direct equity price risk.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, the Company has been subject to litigation including the pending litigation described below. Because of the uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse affect on our business, result of operations, financial condition and cash flow.

In addition, the Company is engaged in certain legal and administrative proceedings incidental to our normal business activities and believes that these matters will not have a material adverse effect on our financial position, result of operations or cash flow.

From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court on behalf of the individual investors who purchased Company common stock between October 21, 1999 and April 18, 2000. The claims allege that the Company misrepresented its prospects for 1999 and the first quarter of 2000. Thereafter, the court consolidated the complaints and selected a lead plaintiff and counsel. A consolidated amended complaint was filed in April 2001 (the “Sagent I Class Action”). Sagent filed a motion to dismiss the consolidated amended complaint. On September 28, 2001, the court granted Sagent’s motion, and gave the plaintiffs leave to amend the complaint. On December 28, 2001, the class plaintiffs filed a second amended complaint. Sagent filed a motion to dismiss that complaint on February 15, 2002. The hearing on Sagent’s motion was held on June 3, 2002. On June 5, 2002, the Court issued an order granting in part and denying in part Sagent’s motion to dismiss the second amended complaint.

Thereafter, the plaintiffs filed a third amended complaint. Sagent has moved to strike certain portions of that complaint on the grounds that those particular allegations were dismissed by the Court from the prior complaint. The hearing on that motion is scheduled for August 26, 2002. Sagent will answer the complaint following the Court’s ruling on that motion. Because certain claims survived the motion to dismiss the prior complaint, and the discovery stay is no longer in effect for those allegations, the parties are engaging in discovery.

On November 17, 2000, a derivative lawsuit was filed by a purported Company shareholder in the Superior Court of California for the County of San Mateo (the “Fanucci Complaint”). On February 9, 2001, a second derivative lawsuit was filed in the Superior Court of California for the County of Santa Clara (the “Hu Complaint”, and together with the Fanucci Complaint, the “Sagent I Derivative Action”). The complaints name certain of the Company’s present and former officers and directors as defendants. The Hu Complaint also names an investment bank retained by the Company and an employee of that investment bank as defendants. The Company has also been named as a nominal defendant in each complaint. The principal allegation of the complaints is that the defendants breached their fiduciary duties to the Company through the dissemination of allegedly misleading and inaccurate information and other allegations. In July 2001, the two cases were coordinated for pretrial purposes in the Superior Court of California for the County of Santa Clara. The Company filed a motion to dismiss the Fanucci Complaint, on the grounds that, among other things, the plaintiff had failed to make a pre-suit demand on the board of directors as required by Delaware law. The officer and director defendants joined in that motion, and also moved to dismiss on the grounds that the complaint fails to allege the asserted causes of action against the individual defendants. Similar motions were filed concerning the Hu Complaint. The parties agreed to stay the Hu Complaint indefinitely, pending the outcome of the Fanucci matter, and the court entered an order staying the Hu Complaint on January 11, 2002. Thereafter, on January 16, 2002, the Fanucci plaintiff filed a motion to transfer and/or remand that case back to the Superior Court for San Mateo County where it was originally filed. The court heard oral arguments on the defendants’ motion to dismiss the Fanucci Complaint, and the plaintiffs’ transfer motion on January 28, 2002. On March 1, 2002, the court issued an order sustaining the Company’s motion to dismiss, granting the plaintiff leave to amend the complaint, denying the plaintiff’s motion to transfer and/or remand the Fanucci case to San Mateo County, and ordering the Company to produce a limited quantity of documents to the plaintiff.

The Fanucci plaintiff filed an amended complaint in April 2002. Sagent and the individual defendants each filed a motion to dismiss to that complaint. The Court heard oral argument on July 9, 2002 and thereafter sustained the motions to dismiss, holding that the nominal plaintiff did not have standing to litigate the complaint where he had failed to make a pre-suit demand on the Company’s Board of Directors as required by Delaware law. The plaintiffs have not filed an amended complaint to date.

In October 2001, infoUSA, Inc. filed a complaint against Sagent in the District Court of Douglas County, Nebraska, seeking amounts infoUSA claims are owed under a license agreement between Sagent and infoUSA. The amount of the claim is $900,000, plus interest. A default judgment for the full amount of the claim was entered against Sagent on December 20, 2001, for failure by Sagent to respond to the initial complaint. Sagent filed a motion to set aside the default judgment in January 2002. On February 22, 2002, the court granted Sagent’s motion to set aside the default judgment, and allowed Sagent to file its answer to the complaint. Currently, the case is at the early stage of discovery.

In November and December 2001, several class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of investors who purchased Company common stock between May 11, 2001 and November 28, 2001. The complaints allege that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934, as amended. Thereafter, the court consolidated the complaints and selected a lead plaintiff and counsel. A consolidated complaint was filed in April 2001 (the “Sagent II Class Action”). The complaint alleges that during the class period, the defendants caused the Company’s shares to trade at artificially inflated levels through the issuance of false and misleading financial statements. Sagent filed a motion to dismiss that complaint on April 18, 2002; a hearing on that motion is scheduled for August 14, 2002.

In February 2002, two derivative lawsuits were filed by purported Company shareholders in the United States District Court for the Northern District of California (the “Sagent II Derivative Action”). The complaints name certain of the Company’s present and former officers and directors as defendants. The principal allegation of the complaints is that the defendants breached their fiduciary duties to the Company through the dissemination of allegedly misleading and inaccurate information and other allegations. Although the cases have been consolidated, the plaintiffs have not yet filed a consolidated complaint.

Following its investigation of the circumstances that lead to the restatement of its financial statements for the first and second quarters of 2001, and the revision of its financial statements for the third quarter of 2001, Sagent entered the Department of Defense’s (“DOD”) Voluntary Disclosure Program. On June 7, 2002, Sagent filed with the DOD a report of its investigation which revealed that a single non-officer employee was solely responsible for submitting false documents to Sagent which purportedly showed that the Company had entered into contracts with the federal government, and that Sagent had unwittingly submitted requests for payment to U.S. government agencies not knowing that the employee had fabricated those contracts in order to defraud Sagent of various payments and benefits including commission payments.

Item 2.     Changes in Securities and Use of Proceeds

(c)  Recent Sales of Unregistered Securities.    None

Item 3.    Defaults upon Senior Securities.    Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.    Not applicable.

Item 5.    Other Information.    Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

THE EXHIBITS LISTED IN THE ACCOMPANYING INDEX TO EXHIBITS ARE INCORPORATED BY REFERENCE AS PART OF THIS FORM 10-Q.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ending June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SAGENT TECHNOLOGY, INC.

/s/ STEVEN R. SPRINGSTEEL
Steven R. Springsteel Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 13, 2002

INDEX TO EXHIBITS

Number	Title

3.1(1)	Certificate of Incorporation of Registrant.

3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.3(1)	Bylaws of Registrant.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(2)	Common Stock Rights Agreement dated February 15, 2001 between the Registrant and the parties named therein.

4.3(4)	Common Stock Rights Agreement dated July 23, 2001 between the Registrant and the parties named therein.

10.1(1)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2(1)	1998 Stock Plan and related agreements.

10.3(1)	1999 Employee Stock Purchase Plan and related agreements

10.4(1)	1999 Director Option Plan and related agreements.

10.5(1)	Master Equipment Lease Agreement, dated August 7, 1995, between the Registrant and Lighthouse Capital Partners, L.P

10.6(1)	Master Lease Agreement, dated as of September 26, 1998, between the Registrant and Dell Financial Services L.P.

10.7(1)	Standard Office Lease, dated June 1, 1998, by and between the Registrant and Asset Growth Partners, Ltd., and the Amendment thereto.

10.8(1)+	Development and Licensing Agreement, dated January 22, 1997, between the Registrant and Abacus Concepts, Inc.

10.9(1)+	Microsoft License and Distribution Agreement, dated August 23, 1996, between the Registrant and Microsoft Corporation.

10.10(1)+	Sagent KK Non-Exclusive Japanese Distribution Agreement, dated as of December 17, 1997, between Sagent KK Japan and Kawasaki Steel Systems R&D Corporation.

10.11(1)	Form of Sagent Technology, Inc. End User Software License Agreement.

10.12(1)+	OEM Software License Agreement, effective March 31, 1998, between the Registrant and Siebel Systems, Inc.

10.13(1)	Form of Sagent Technology, Inc. Software Maintenance and Technical Support Agreement.

10.14(1)	Form of Sagent Technology, Inc. Agreement for Consulting Services.

10.15(1)	Form of Sagent Technology, Inc. Agreement for Subcontractor Consulting Services.

10.16(1)	Form of Evaluation Agreement.

10.17(1)	Note, dated February 1, 1998, between the Registrant and W. Virginia Walker

10.18(1)	Note, dated February 1, 1998, between the Registrant and W. Virginia Walker

10.19(1)+	Solution Provider Agreement, effective June 27, 1997, between the Registrant and Unisys Corporation.

10.20(1)	Executive Change of Control Policy.

10.21(1)+	Software License and Services Agreement, dated March 31, 1998, between the Registrant and Siebel Systems, Inc.

10.22(1)	Notes, dated February 5, 1999, between the Registrant and Tom Lounibos.

10.23(1)	Note, dated March 15, 1999, between the Registrant and Kenneth C. Holcomb.

10.24(1)	Nonexclusive International Software Value Added Reseller (“VAR”) Agreement, dated December 8, 1997, between the Registrant and Opalis S.A.

10.25(2)	Employment Agreement dated August 4, 2000, between the Registrant and Ben C. Barnes.

10.26(2)	Offer letter dated May 9, 2000, between the Registrant and David Eliff.

10.27(2)	Common Stock Purchase Agreement dated February 15, 2001, between the Registrant and the parties named therein.

10.28(3)	Service Agreement, dated January 1, 2001, between the Registrant and Arthur Parker.

10.29(4)	Stock Purchase Agreement dated July 23, 2001, between the Registrant and the parties named therein.

10.30(6)	Offer letter dated October 9, 2001, between the Registrant and Richard Ghiossi.

10.31(6)	Offer letter dated October 31, 2001, between the Registrant and Steven R. Springsteel, and addendum dated November 16, 2001.

10.32(6)	Settlement Agreement and Mutual Release dated December 31, 2001, between the Registrant and Kenneth C. Gardner

16.1(5)	Letter dated as of October 18, 2000 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.

99.1	Certification of Chief Executive Officer and Chief Financial Officer

1	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (No. 333-71369), declared effective by the Securities and Exchange Commission (SEC) on April 14, 1999
2	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000
3	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31,2001
4	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2001.
5	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 19, 2000.
6	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on April 1, 2002.
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.