Form 10-Q
period 2002-08-31
SAGENT TECHNOLOGY INC
filed 2002-11-14
CIK 1058425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended September 30, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

    As of November 8, 2002, Registrant had 46,423,512 shares of common stock issued and outstanding  .

SAGENT TECHNOLOGY, INC. QUARTERLY REPORT ON FORM 10-Q
 FOR THE PERIOD ENDED SEPTEMBER 30, 2002
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SAGENT TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30,	December 31,
	2002	2001
ASSETS
Current Assets
Cash and cash equivalents	$5,187	$15,552
Accounts receivable, net of allowance for doubtful accounts of $1,664 as of September 30, 2002 and $1,798 as of December 31, 2001	7,361	12,560
Other current assets	1,657	3,700
Total current assets	14,205	31,812
Restricted cash	775	775
Property and equipment, net	3,870	6,138
Goodwill, net	6,718	7,514
Notes receivable from officers	1,248	2,409
Other assets	517	1,138
Total assets	$27,333	$49,786

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,751	$3,369
Accrued liabilities	5,773	8,009
Accrued restructuring	1,556	402
Deferred revenue	8,191	8,701
Current portion of capital lease obligation	1,642	2,240
Total current liabilities	19,913	22,721
Long-term portion of capital lease obligation	215	1,384
Other long-term liabilities	107	170
Total liabilities	20,235	24,275

Minority Interest	451	658

Stockholders' Equity
Convertible preferred stock, par value $.001 per share; Authorized: 6,011 shares in September 30, 2002 and December 31, 2001; Issued and outstanding : none in 2002 and 2001	0	0
Common stock, par value $.001 per share; Authorized: 70,000 shares in September 30, 2002 and December 31, 2001; Issued and outstanding : 46,375 at September 30, 2002 and 46,245 at December 31, 2001	46	46
Additional paid-in capital	133,868	133,726
Deferred stock compensation	0	(1,130)
Notes receivable from shareholders	(65)	(602)
Accumulated other comprehensive (loss) income	(605)	17
Accumulated deficit	(126,597)	(107,204)
Total stockholders' equity	6,647	24,853
Total liabilities and stockholders' equity	$27,333	$49,786

See accompanying notes to unaudited condensed consolidated financial statements.

SAGENT TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
License	$4,549	$5,860	$15,444	$17,329
Service	4,265	5,588	13,894	16,944
Total net revenue	8,814	11,448	29,338	34,273
Cost of net revenue:
License	303	1,594	1,390	3,345
Service	1,734	2,527	6,076	8,517
Impairment of licensed technology	0	0	1,240	0
Total cost of net revenue	2,037	4,121	8,706	11,862
Gross profit	6,777	7,327	20,632	22,411
Operating expenses:
Sales and marketing	5,834	10,090	19,966	28,293
Research and development	2,581	3,273	9,283	10,679
General and administrative	1,385	3,906	3,948	9,358
Stock-based compensation	0	189	298	567
Amortization of goodwill	0	575	0	1,648
Asset impairments	987	1,636	1,001	1,636
Restructuring costs	4,734	0	4,873	0
Total operating expenses	15,521	19,669	39,369	52,181
Loss from operations	(8,744)	(12,342)	(18,737)	(29,770)
Interest income (expense), net	(10)	(144)	17	(173)
Other income (expense), net	(251)	(22)	(243)	25
Net loss before income tax	(9,005)	(12,508)	(18,963)	(29,918)
Provision for income taxes	111	252	430	309
Net Loss	($9,116)	($12,760)	($19,393)	($30,227)
Basic and diluted net loss per share	($0.20)	($0.31)	($0.42)	($0.82)
Shares used in computing basic and diluted net loss per share	46,303	41,146	46,234	37,035

See accompanying notes to unaudited condensed consolidated
financial statements.

SAGENT TECHNOLOGY, INC.

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

      (amounts in thousands)

             Nine
            Months Ended September 30,

          2002

          2001

Cash flows from operations:

Net loss
          ($19,393)

          ($30,227)

          Adjustments to reconcile net
            loss to net cash used in operating
activities:

Depreciation and amortization
          2,370

          4,796

Asset impairments
          2,241

          1,636

Restructuring costs
          2,089

          0

Bad debt expense
          635

          2,289

Loss on disposal of property and equipment
          85

          0

Impairment of privately held investment
          529

          0

Stock-based compensation
          298

          649

Officer note forgiveness
          74

          243

Accrued interest on notes receivable from officers
          (78)

          (164)

Minority interest in losses of subsidiary
          (207)

          0

Changes in operating assets and liabilities:

Accounts receivable
          4,564

          748

Other current assets
          723

          845

Other assets

          97

          421

Accounts payable
          (618)

          (231)

Accrued liabilities
          (2,236)

          (248)

Accrued restructuring
          1,154

          0

Deferred revenue
          (510)

          (834)

Other long-term liabilities

          (63)

          (88)

                   Net cash
used in operating activities

          (8,246)

          (20,165)

          Cash flows from investing
activities:

Purchase of property and equipment

(120)

(505)

Collections of shareholder notes
          445

          0

Cash acquired in purchase of Sagent Asia/Pacific Pte. Ltd

           0

          2,298

Proceeds from sale of acquired technology

           0

          50

Other business acquisitions, net of cash acquired

           0

          (88)

             Net
cash provided by investing activities

          325

          1,755

          Cash flows from financing
activities:

Payments of principal under capital lease obligations
          (1,859)

          (1,145)

Proceeds from issuance of common stock
          37

          32,281

Proceeds from exercise of stock options

           0

          35

Net cash (used in) provided by financing activities

          (1,822)

          31,171

Effect of exchange rate changes

          (622)

          (16)

          Net (decrease) increase in
cash and cash equivalents

          (10,365)

          12,745

Cash and cash equivalents, beginning of the period

          15,552

          6,372

          Cash and cash equivalents, end of
the period

          $5,187

          $19,117

          Supplemental
disclosure of cash flow information:

Cash payments for interest
          $173

          $470

             Cash payments for
taxes
          $449

          $133

          Supplemental
disclosure of non-cash investing and financing activity:

Equipment acquired under capital leases
          $92

          $3,770

Warrants issued in connection with private placement
          0

          $1,355

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

(Unaudited)

(In thousands, except where noted)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.  Description of Business and Summary of Significant Accounting Policies

        Basis of Presentation

        The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles
(GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with
GAAP, have been condensed or omitted pursuant to such rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company's financial position at September 30, 2002 and December 31, 2001, the operating results for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001.

        These financial statements and notes should be read in conjunction with Sagent's audited financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

        Principles of Consolidation

        The consolidated financial statements include the accounts of Sagent Technology, Inc. and its majority owned subsidiary Sagent Asia/Pacific Pte Ltd., and its wholly-owned subsidiaries, Qualitative Marketing Software, Inc.
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
Examples of such estimates include accounting for litigation contingencies and the valuation of accounts receivable. Sagent's current estimated range of liability related to some of the pending litigation is based on claims for which we can estimate the amount and range of loss.
Sagent analyzes current accounts receivable for a reserve for doubtful accounts based on historical bad debts, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is no longer probable. Actual results could differ from those estimates.

        Foreign Currency Translation

        The functional currencies of our foreign subsidiaries are their respective local currencies. Sagent translates the balance sheet accounts of the Company's foreign operations from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period.   Gains and losses from translation adjustments are included in stockholders' equity in the consolidated balance sheet caption "Accumulated other comprehensive income (loss)". Currency transaction gains and losses on inter-company accounts stated in a currency other than the functional currency, are recognized in current operations and have not been significant to Sagent's operating results in any period. The effect of foreign currency rate exchange on cash and cash equivalents has not been significant in any period.

        Cash and Cash Equivalents

        Cash and cash equivalent include all highly liquid investments with an original maturity of three months or less at the time of purchase. Sagent's cash and cash equivalents at September 30, 2002 and December 31, 2001 consisted of deposits in banks and money market funds.

        Restricted Cash

        Certain of our lease agreements
require us to provide standby letters of credit to guarantee payment. As of
September 30, 2002, $775 of  standby letters of credit were issued against the restricted cash.

        Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. Sagent maintains its cash and cash equivalents with high quality financial institutions. Sagent maintains allowances for potential credit risks and for estimated future sales returns. Sales returns to date have not been material. Actual credit losses to date have been within management's expectations. As of September 30, 2002 and December 31, 2001, there were no customers with balances due to Sagent in excess of 10% of aggregate accounts receivable.

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

        Goodwill

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. In 2001, Sagent amortized goodwill on a straight-line basis over its expected useful life ranging from one to five years.

        Sagent adopted Statement of Financial Accounting Standards
("SFAS") No. 142, "Goodwill and other Intangible Assets" on January 1, 2002. Sagent ceased amortization of goodwill effective January 1, 2002 and evaluates its goodwill for impairment, in accordance with Company's policy stated below.

        Impairment of Long-Lived Assets and Goodwill

        Statement of Financial Accounting Standards
("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective in 2002. In lieu of amortization, we are required to perform impairment reviews of our goodwill at least annually.

        Sagent reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful lives of the assets are no longer appropriate. Factors considered important which could trigger an impairment review include, but are not limited to changes in economic and industry trends, changes in the strategies of the company in sales and marketing and research and development, changes in projected future operating results, changes in the mode of operations and the exit from facilities and significant declines in Sagent's stock price for a significant period of time. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company's current business model.

        The following table presents pro
forma net loss per share information for the three and nine months periods ended September 30, 2001, adjusted to exclude the amortization related to goodwill that is no longer being amortized under SFAS No. 142:

          Three
            Months Ended September
30,
          Nine
            Months Ended September
30,

          2001

          2001

Net loss, as reported

($12,760)

($30,227)

Add back: Amortization of goodwill

          575

          1,648

Pro forma net loss

          ($12,185)

          ($28,579)

Loss per share as reported

          ($0.31)

          ($0.82)

Pro forma loss per share

          ($0.30)

          ($0.77)

        Due
to changes in the Company's overall business strategy, Sagent decided to close its Brazil office, and as a result impaired all of the goodwill related to
Sagent Brazil of $728 during the three months ended September 30, 2002. The total asset impairments of $1,001 presented in the unaudited condensed consolidated statement of operations for the nine months ended
September 30, 2002 also includes impairments of notes from shareholders.

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

        Sagent recognizes revenue from sales of software licenses to end users upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, collection is probable, and vendor specific objective evidence exists to allocate the total fee between all delivered and undelivered elements of the arrangement. If vendor specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until the earlier of a) when such evidence does exist for the undelivered elements, or b) when all elements are delivered.

        Sagent's customers at times require consulting and implementation services which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their needs. Our arrangements related to sales of software licenses generally do not include services that are essential to the functionality of the software. Where consulting services would be essential to the functionality of the licensed software, both the license revenue and the consulting service revenue are recognized as the services are performed. When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that a) the above revenue recognition criteria are met, b) payment of the license fees is not dependent upon performance of the consulting services, and c) the services do not include significant alterations to the features and functionality of the software.

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

        Software Development Costs

        Software development costs are included in product development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The period between achieving technological feasibility, which Sagent has defined as the establishment of a working model, typically occurring when the beta testing commences, and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. No software development costs have been capitalized for the periods ended September 30, 2002 and December 31, 2001 since the timing of achieving technological feasibilities and general availability has not been materially different.

        Stock-Based Compensation

        Sagent accounts for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees" as interpreted by FIN 44 "Accounting for Certain Transactions Involving Stock Compensation" and complies with the disclosure provision of
SFAS Statement No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. Stock compensation is being amortized over the vesting period of the individual awards in a manner consistent with the method described in
FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plus." In addition, the Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123. Pursuant to SFAS 123, stock-based compensation is accounted for at the fair value of the equity instruments issued, or at the fair value of the consideration received, whichever is more reliably measurable.

        Income Taxes

        Sagent uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between  financial statement carrying amounts and the tax basis of existing assets and liabilities. Sagent records a valuation allowance to reduce tax assets to an amount for which realization is more likely than not. Sagent has recorded a valuation allowance for substantially all of its deferred tax assets, except to the extent of deferred tax liabilities, as we are presently unable to conclude that it is more likely than not that net deferred tax assets will be realized.

        Net Loss Per Share

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

        Recently Adopted Accounting
Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The provision of SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our consolidated results of operations or financial position.

              In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of business. The provision will be effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on our consolidated results of operations or financial position.

NOTE 2.    COMPREHENSIVE LOSS

        Comprehensive income (loss) is the total of net income (loss) and all other revenues, expenses, gains and losses recorded directly in equity. Sagent's "other comprehensive loss" consists of foreign currency translation adjustments. There was no significant tax effect on the components of other comprehensive loss for the three and nine months period ended September 30, 2002 and 2001.

             Three Months Ended  September 30,

             Nine Months Ended  September 30,

          2002

          2001

          2002

          2001

Net loss

($9,116)

($12,760)

($19,393)

($30,227)

Other comprehensive loss:

Foreign currency translation adjustment

          (232)

          48

          (622)

          (16)

Comprehensive loss

          ($9,348)

          ($12,712)

          ($20,015)

          ($30,243)

NOTE 3. OTHER CURRENT ASSETS

     Other current
assets consist of:

          September 30,  2002

          December 31, 2001

Prepaid licenses

$295

$2,135

Other
          1,362

          1,565

Total

          $1,657

          $3,700

Included in prepaid licenses are licensed technologies purchased from third parties, which are integrated into our products and services prior to deployment. These licensed technologies are being amortized ratably over the term of the license, generally for a period of two years.

NOTE 4.    OTHER ASSETS

Other assets are comprised of the following:

          September
            30,  2002

          December 31, 2001

Other assets:

Investment in Responsys (Net Acumen)

$0

$529

Deposit

496

545

Other

          21

          64

Total

          $517

          $1,138

The investment in NetAcumen, prior to its acquisition by Responsys, was accounted for under the cost method. On January 16, 2002, Responsys, Inc. acquired 100% of NetAcumen, and NetAcumen became a wholly owned subsidiary of Responsys. As a result of the Responsys common stock Sagent received in the acquisition, Sagent's ownership interest in Responsys is 0.62% as of September 30, 2002.  Sagent continues to account for its investment in Responsys under the cost method. During the three months ended September 30, 2002, Sagent recognized a $529 loss in investment in Responsys due to an other than temporary decline in the fair market value of the investment, which is included in other income (expense) in the consolidated statements of operations. For the three and nine months ended September 30, 2002, Sagent recorded total contract value of  $0 and $119  from sales to Responsys. For the three and nine months ended September 30, 2001, Sagent recorded total contract value of $31 from sales to NetAcumen.

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

        From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court on behalf of the individual investors who purchased Company common stock between October 21, 1999 and April 18, 2000. The claims allege that the Company misrepresented its prospects for 1999 and the first quarter of 2000. Thereafter, the court consolidated the complaints and selected a lead plaintiff and counsel. A consolidated amended complaint was filed in April 2001. Sagent filed a motion to dismiss the consolidated amended complaint. On September 28, 2001, the court granted Sagent's motion, and gave the plaintiffs leave to amend the complaint. On December 28, 2001, the class plaintiffs filed a second amended complaint. Sagent filed a motion to dismiss that complaint on February 15, 2002. The hearing on Sagent's motion was held on June 3, 2002. On June 5, 2002, the Court issued an order granting in part and denying in part Sagent's motion to dismiss the second amended complaint.

        Thereafter, the plaintiffs filed a third amended complaint.  Sagent has moved to strike certain portions of that complaint on the grounds that those particular allegations were dismissed by the Court from the prior complaint. On August 26, 2002, the court sustained Sagent's motion to strike certain portions of the complaint. Sagent has answered the complaint.  Because certain claims survived the motion to dismiss the prior complaint, and the discovery stay is no longer in effect for those allegations, the parties are engaging in discovery.

        On November 17, 2000, a derivative lawsuit was filed by a purported Company shareholder in the Superior Court of California for the County of San Mateo (the "Fanucci Complaint"). On February 9, 2001, a second derivative lawsuit was filed in the Superior Court of California for the County of Santa Clara
(the "Hu Complaint"). The complaints name certain of the Company's present and former officers and directors as defendants. The Hu Complaint also names an investment bank retained by the Company and an employee of that investment bank as defendants. The Company has also been named as a nominal defendant in each complaint. The principal allegation of the complaints is that the defendants breached their fiduciary duties to the Company through the dissemination of allegedly misleading and inaccurate information and other allegations. In July 2001, the two cases were coordinated for pretrial purposes in the Superior Court of California for the County of Santa Clara. The Company filed a motion to dismiss the Fanucci Complaint, on the grounds that, among other things, the plaintiff had failed to make a pre-suit demand on the board of directors as required by Delaware law. The officer and director defendants joined in that motion, and also moved to dismiss on the grounds that the complaint fails to allege the asserted causes of action against the individual defendants. Similar motions were filed concerning the Hu Complaint. The parties agreed to stay the Hu Complaint indefinitely, pending the outcome of the Fanucci matter, and the court entered an order staying the Hu Complaint on January 11, 2002. Thereafter, on January 16, 2002, the Fanucci plaintiff filed a motion to transfer and/or remand that case back to the Superior Court for San Mateo County where it was originally filed. The court heard oral arguments on the defendants' motion to dismiss the Fanucci Complaint, and the plaintiffs' transfer motion on January 28, 2002. On March 1, 2002, the court issued an order sustaining the Company's motion to dismiss, granting the plaintiff leave to amend the complaint, denying the plaintiff's motion to transfer and/or remand the Fanucci case to San Mateo County, and ordering the Company to produce a limited quantity of documents to the plaintiff.

        The Fanucci plaintiff filed an amended complaint in April 2002.  Sagent and the individual defendants each filed a motion to dismiss to that complaint.  The Court heard oral argument on July 9, 2002 and thereafter sustained the motions to dismiss, holding that the nominal plaintiff did not have standing to litigate the complaint where he had failed to make a pre-suit demand on the Company's Board of Directors as required by Delaware law.  The plaintiffs have not filed an amended complaint to date.

        In October 2001, infoUSA, Inc. filed a complaint against Sagent in the District Court of Douglas County, Nebraska, seeking amounts infoUSA claims are owed under a license agreement between Sagent and infoUSA. The amount of the claim is $900,000, plus interest.  A default judgment for the full amount of the claim was entered against Sagent on December 20, 2001, for failure by Sagent to respond to the initial complaint. Sagent filed a motion to set aside the default judgment in January 2002. On February 22, 2002, the court granted Sagent's motion to set aside the default judgment, and allowed Sagent to file its answer to the complaint. Currently, Sagent and infoUSA are engaged in pretrial discovery; no trial date has been set.

        In November and December 2001, several class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of investors who purchased Company common stock between May 11, 2001 and November 28, 2001. The complaints allege that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934, as amended. Thereafter, the court consolidated the complaints and selected a lead plaintiff and counsel.  A consolidated complaint was filed in April 2002. The complaint alleges that during the class period, the defendants caused the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements. Sagent filed a motion to dismiss that complaint on April 18, 2002.  On August 14, 2002, the court issued an order sustaining Sagent's motion to dismiss, granting the plaintiff leave to amend the complaint. The plaintiffs have submitted papers to the Court stating their intent not to file an amended complaint.

        In February 2002, two derivative lawsuits were filed by purported Company shareholders in the United States District Court for the Northern District of California. The complaints name certain of the Company's present and former officers and directors as defendants. The principal allegation of the complaints is that the defendants breached their fiduciary duties to the Company through the dissemination of allegedly misleading and inaccurate information and other allegations.
The cases have been consolidated and the plaintiffs have not yet filed a consolidated complaint. The defendants filed a notion to dismiss, which is currently scheduled to be heard by the Court on December 18, 2002.

        Following its investigation of the circumstances that lead to the restatement of its financial statements for the first and second quarters of 2001, and the revision of its financial statements for the third quarter of 2001, Sagent entered the Department of Defense's ("DOD") Voluntary Disclosure Program. On June 7, 2002, Sagent filed with the DOD a report of its investigation which revealed that a single non-officer employee was solely responsible for submitting false documents to Sagent which purportedly showed that the Company had entered into contracts with the federal government, and that Sagent had unwittingly submitted requests for payment to U.S. government agencies not knowing that the employee had fabricated those contracts in order to defraud Sagent of various payments and benefits including commission payments.

        In March 2002, Sagent filed suit against MICROS Systems, Inc. ("MICROS") in Santa Clara County California alleging that MICROS had breached a contract to purchase from Sagent certain software and a related service agreement.  The value of that contract is $136,000.  MICROS removed the case to the United States District Court for the Northern District of California and the case was subsequently transferred to the United States District Court for the District of Maryland, where it is currently pending. MICROS has asserted a counterclaim against Sagent, alleging various torts and breaches of duties.  MICROS' counterclaim seeks in excess of $1 million in damages.  The parties are in the early stages of discovery.

        Sagent and Smart Online, Inc. ("Smart Online") entered into a Mutual OEM Agreement effective September 19, 2000. Disputes arose related to the relationship between the parties and Smart Online filed a lawsuit in North Carolina. Sagent filed a lawsuit in California and Smart Online filed a Cross-complaint in the California action. The parties entered into a Settlement and Mutual Release Agreement effective July 16, 2002, which terminated the relationship between the parties and waived and released all disputes without any cost to either party.

        In connection with a dispute that arose with certain consultants over Sagent's operations in Brazil, in October 2002 Sagent entered into a Settlement Agreement with the Brazilian consultants and their consulting company. The consultants had filed a lawsuit against Sagent. The Settlement Agreement calls for Sagent to pay
$400,000 to the consultants in full settlement of all claims, at which time the lawsuit will be dismissed. Sagent accrued the settlement amount as of September
30, 2002, and paid it
in October 2002, and Company expects the lawsuit to be dismissed shortly.

        In early 2000, the Company entered into a software license agreement with Mountain Energy Corporation ("MEC").  MEC filed for bankruptcy in October 2000.  The Company recently received a letter from the MEC bankruptcy trustee alleging that the Company had recently received certain preferential payment and demanding that the Company disgorge those payments.  The amount in controversy is approximately $1,040,000.

NOTE 6.    RESTRUCTURING COSTS

       In December 2001, Sagent implemented a restructuring plan aimed at streamlining the underlying cost structure to better position Sagent for growth and improved operating results. As part of the restructuring plan, Sagent consolidated the Florida facility and implemented a reduction in workforce of approximately 14% or 51 employees and contractors through March 31, 2002.

During the second quarter of 2002, Sagent implemented a new restructuring plan to be executed during the three months ended September 30, 2002. The major element of the restructuring plan was to terminate certain employees; as a result, Sagent had a reduction in force by approximately 29% or 74 employees, which brought Sagent's total headcount to
184 worldwide. The reductions came from all areas of the Company, and the terminations were substantially completed by September 30, 2002. Sagent's
Chief Executive Officer and President and its Executive Vice President and Chief
Marketing Officer stepped down as part of this restructuring. Further, Sagent decided to proceed with closing its Brazil office and discontinuing its marketing services due to  changes in the strategy of the Company. The purpose of the restructuring was to bring operating expenses in line with net revenues with the goal of achieving cash flow breakeven in the near future and strategically focusing the Company on its core business.

    We incurred
$4.9 million restructuring and related charges for the nine months ended
September 30, 2002.
As of September 30, 2002, the remaining restructuring accrual is summarized as follow:

Severance

          Lease termination costs

          Total

Accrued balance at December 31, 2001

$150

$252

          $402

Non-cash (credit) in 2002

          (50)

(15)

(65)

Cash payment made in 2002

(100)

(206)

          (306)

Balance of FY 2001 Accrual

$0

$31

          $31

Restructuring charge incurred in 2002

4,938

0

4,938

Cash payment made in 2002

(1,324)

0

(1,324)

Non-cash charges in 2002

(2,089)

          0

          (2,089)

Accrued balances at September 30, 2002

          $1,525

          $31

          $1,556

        Non-cash charges
consist of $1,152 from the forgiveness and impairment of loans to a former executive, $912 in stock compensation from the acceleration of vesting for a terminated executive, and $25 impairment of property and equipment. Sagent expects to pay the remaining accrued balance within the next four quarters.

NOTE 7.    NET LOSS PER SHARE

        The total number of common equivalent shares excluded from the calculations of diluted net loss per share were 9,779 and 8,105 for the three months ended September 30, 2002 and 2001, respectively, and 9,357 and 8,171 for the nine months ended September 30, 2002 and 2001, respectively.

NOTE 8.    RELATED PARTY TRANSACTIONS

    Agreements and Arrangement with previous Chief Executive Officer and President

        In August 2000, we entered into an employment agreement with our President and Chief Executive Officer. The employment agreement provides that he would receive, among other things, the following two loans:

      an interest-free $750 loan for use towards the purchase of a home, which  would be forgiven over a period of five years provided he continued to be employed with us (or upon his termination without cause), and a $2,000 loan for use towards the purchase of a home bearing simple interest at a rate of 5% per year and maturing in five years. On November 12, 2001, his employment agreement was amended whereby the Company agreed to forgive $282 of the principal of this loan in exchange for him foregoing the payment of guaranteed bonus, which was recorded in the Consolidated Statements of Operations for the year ended December 31, 2001.

        The Executive's
employment with the Company terminated effective August 31, 2002. Sagent forgave the first loan for $750 upon termination of the Executive's employment in accordance with his employment agreement, which is included in restructuring charges in the
Condensed Unaudited Consolidated Statements of Operations for the period ended September 30, 2002.  The principal and interest under the second loan as of September 30, 2002 is $1,898 which is due in August 2005, and is included in the Condensed Unaudited Consolidated Balance Sheet as of September 30, 2002,  at
the estimated recoverable value based on the separation agreement  and change of  employment status.

        In May 2000, we entered into a letter
agreement with our former Executive Vice President, Finance and Administration, and Chief Financial Officer. The letter agreement provides that our previous
Chief Financial Officer would receive, among other things, a $400 loan for use towards the purchase of a home bearing interest at a rate of 7.5% per year and maturing in five years. During 2001, Sagent forgave a total of $316 of the principal and interest, which is included in general and administrative expenses. As of September 30, 2002, $133 in unpaid principal and interest was outstanding under the loan.

    Agreements and Arrangements with Directors

        Sagent recognized revenues of $0 and
$65 for the three and nine months periods ended September 30, 2002 from licenses sold to an entity for which Sagent's former Chairman served as a member of its Board of Directors. A member of Sagent's
Board of Directors is also an officer of an entity from which Sagent recorded a total contract value of $0 and $870 for the three and nine months periods ended September 30, 2002.

NOTE 9.    SUBSEQUENT EVENT

        On October 24, 2002, Sagent entered into an agreement with CDC Software Corporation, a wholly owned subsidiary of chinadotcom corporation (NASDAQ: CHINA), pursuant to which CDC Software will make secured loans to Sagent of up to $7 million in the aggregate.  The loans will bear interest at the rate of 12% per annum, payable quarterly in arrears.  The principal amount of each loan will be payable in full two years after the date such loan is made.  The loan will be secured by all of Sagent's assets, both tangible and intangible.  Sagent will use the proceeds from the loans for working capital and general corporate purposes. As part of this agreement, CDC Software will receive warrants to purchase up to 8 million shares of Sagent's common stock at a price of $0.10 per share.
In addition, certain financial advisors may receive warrants to purchase up to
400,000 shares of Sagent 's common stock at $0.10 per share. The agreement also contemplates that Sagent and CDC Software will work in good faith to develop a commercial relationship whereby CDC Software may sell Sagent's software, whether as distributor, OEM partner, or as part of a joint venture.

        On October 31, 2002, Sagent and CDC Software closed on the first $5 million of the total loan facility.  The net proceeds to Sagent from the $5 million loan, after payment of expenses, was approximately $4.6 million. In connection with this loan, Sagent issued to CDC Software a warrant to purchase 5.7 million shares of Sagent's common stock at a price of $0.10 per share. The estimated fair value of the warrants of $1.2 million will be charged to interest expense over the term of the loan. The principal amount of the loan is payable in full on October 31, 2004.

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

OVERVIEW

        We provide business intelligence (BI) solutions that enable enterprises to win, retain, and grow new customers and improve operational effectiveness. We develop, market, and support products and services that help businesses collect, analyze, understand, and act on customer and operational information both in batch and in real-time. Our products and services provide a way for an organization's employees, customers, and partners to use the Internet to examine the internal data they already have and to supplement that data with external, value-added information such as demographic, geographic, or other content and data feeds. We refer to our products as business intelligence solutions because they enable organizations to rapidly make more informed, intelligent decisions and to spread that ability across the enterprise.

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

  Valuation allowances

  Contingent Liabilities

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

        Sagent recognizes revenue in accordance with Statement of Position 97-2 Software Revenue Recognition (SOP 97-2), as amended by SOP 98-4 and 98-9 and generally recognize revenue when, all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) the fee is fixed or determinable, and 4) collectability is probable. We define each of the four criteria above as follows:

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

        Collectability is probable - Collectability is assessed on a customer-by-customer basis.  Sagent assesses collectability based on a number of factors, including past transaction history with the customers and their credit worthiness. New customers are subjected to a credit review process, which evaluates the customer's financial positions and ultimately their ability to pay.  Sagent obtains and reviews credit reports from the third-party credit reporting agencies for new customers with which it is not familiar. If Sagent determines that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. The determination regarding the probability of collection ultimately relies on management judgment. If changes in conditions cause management to determine that this criteria is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

        Revenue for transactions with enterprise application vendors, OEMs, and distributors is generally recognized when the licenses are resold or utilized by the reseller and all related obligations on our part have been satisfied. However, if the contract stipulates a non-refundable royalty payment to be paid in advance of any resale, revenue is recognized upon execution of the contract, provided all other revenue recognition criteria have been met. Sagent reports the revenue generated through distributors based on FASB Emerging Issues Task Force (EITF) 99-19 on a gross basis only if it acts as the principal in the transaction and assumes the risks and rewards of ownership, such as the risk of loss for collection, delivery and returns. In these cases Sagent reflects the distributors' fees under sales and marketing expenses. If the above conditions do not exist, Sagent records revenue based on the net amount retained (that is, the amount billed to the customer less the amount paid to the distributor.)

        We allocate revenue on software arrangements involving multiple elements to the delivered element using the residual method. Our determination of the fair value of the undelivered elements in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to maintenance, professional services and data services components of our license arrangements. We sell our data and professional services separately, and have established VSOE on this basis. We have also established VSOE for maintenance services for arrangements less than $1 million through selling such services separately. VSOE for maintenance services for arrangements greater than $1 million is determined based upon the customer's contractual annual renewal rates. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from data, maintenance and professional services are recognized ratably over their respective terms.

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

        Maintenance contracts generally call for us to provide technical support and software updates and upgrades to customers. Maintenance revenue is recognized over the term of the maintenance contract when all revenue recognition requirements are met. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed and when it is determined that we have fulfilled our obligations resulting from the services contract.

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

    Consolidation of Sagent's international operations

        We have several international subsidiaries that accounted for 36% of our total net revenue for the three months ended September 30, 2002, 21% of our total assets and 19% of our total liabilities as of September 30, 2002. The functional currency of our foreign subsidiaries is the local currency. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary's operations must also be considered. Sagent translates the assets and liabilities of its international subsidiaries into U.S. dollars at the current rates of exchange in effect at the end of each period. Revenue and expenses are translated using rates that approximate those in effect during the period. Gains and losses from translation adjustments are included in stockholders' equity in the consolidated balance sheet caption "Accumulated other comprehensive
(loss) income."

        Accordingly, we had a cumulative
translation loss of $0.6 million and  a cumulative translation gain of $0.02 million as of September 30, 2002 and December 31, 2001, respectively. Had we determined that the functional currency of our subsidiaries was the U.S. dollar, these losses would have increased our loss for each of the periods presented. The magnitude of these losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the following:

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

        Sagent evaluates the collectability of its trade receivables based on a combination of factors. When we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including length of time the receivables are past due and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further reduced. The allowance for doubtful accounts was $1.7 million as of September 30, 2002 and $1.8 million as of December 31, 2001. For the three and nine months periods ended September 30, 2002, Sagent recovered  $0.1 million from bad debt expense and recognized $0.6 million of bad debt expense, respectively.  If events arise that may cause our customers' ability to pay, we evaluate the need to increase our allowance for doubtful accounts based on an assessment of the probability of collection. We review our allowance for doubtful accounts against specific customer balances outstanding to determine the adequacy of the allowance. To the extent economic and market events cause the financial ability of our customers with outstanding balances to deteriorate; we may be required to record additional provisions for doubtful accounts in the future periods.

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

        Sagent records a valuation allowance to reduce its deferred tax assets to the amount that is likely to be realized. Sagent has not reflected any deferred tax assets in its financial statements for the period ended September 30, 2002. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, and if it were determined that we would be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period in which such determination was made. Likewise, if we determined that we would not be able to realize all or part of our net deferred tax asset in the future, and adjustment to the deferred tax asset would be charged to income in the period in which such determination was made.

    Contingent Liabilities

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

Table
I:    Data Presented As A Percentage of Total Revenue

             Three
            Months Ended
              September 30,

             Nine
            Months Ended
              September 30,

          2002

          2001

          2002

          2001

Revenue:

License

52%

51%

53%

51%

Service

          48%

          49%

          47%

          49%

Total net revenue
          100%

          100%

          100%

          100%

          Cost of net
revenue:

License

3

14

5

10

Service

20

22

21

25

Impairment of licensed technology

          0

          0

          4

          0

                Total cost of net revenue

          23

          36

          30

          35

          Gross profit

          77

          64

          70

          65

          Operating
expenses:

Sales and marketing

66

88

68

83

Research and development
29

29

32

31

             General and
administrative
16
34

13

27

Stock-based compensation

0

2

1

2

Amortization of goodwill

0

5

0

5

Asset impairments

11

14

3

4

Restructuring costs

          54

          0

          17

          0

                Total operating expenses

          176

          172

          134

          152

          Loss from
operations
(99)
(108)
(64)
(87)

Interest income (expense), net

0

(1)

0

0

          Other
income (expense), net
          3

0

          (1)

          0

Net loss before income tax
          (102)

          (109)

          (65)

          (87)

Provision for income taxes

          1

          2

          1

          (1)

Net Loss

          (103%)

          (111%)

          (66%)

          (88%)

Table
II:    Data Presented in Dollar Amount (in thousands)

             Three
            Months Ended
              September
            30,

             Nine
            Months Ended
              September
            30,

          2002

          2001

          2002

          2001

Revenue:

License

$4,549

$5,860

$15,444

$17,329

Service

          4,265

          5,588

          13,894

          16,944

Total net revenue
          8,814

          11,448

          29,338

          34,273

          Cost of net
revenue:

License

303

1,594

1,390

3,345

Service

1,734

2,527

6,076

8,517

Impairment of licensed technology

          0

          0

          1,240

          0

                Total cost of net revenue

          2,037

          4,121

          8,706

          11,862

          Gross profit

          6,777

          7,327

          20,632

          22,411

          Operating
expenses:

Sales and marketing

5,834

10,090

19,966

28,293

Research and development
2,581

3,273

9,283

10,679

             General and
administrative
1,385
3,906

3,948

9,358

Stock-based compensation

0

189

298

567

Amortization of goodwill

0

575

0

1,648

             Asset
impairments

987

1,636

1,001

1,636

Restructuring costs

          4,734

          0

          4,873

          0

                Total operating expenses

          15,521

          19,669

          39,369

          52,181

          Loss from
operations
(8,744)
(12,342)
(18,737)
(29,770)

Interest income (expense), net

(10)

(144)

17

(173)

          Other
income (expense), net
          (251)

(22)

          (243)

          25

Net loss before income tax
          (9,005)

          (12,508)

          (18,963)

          (29,918)

Provision for income taxes

          111

          252

          430

          309

Net Loss

          ($9,116)

          ($12,760)

          ($19,393)

          ($30,227)

    Revenue

        Total revenue decreased by 23% to
$8.8 million for the three months ended September 30, 2002 from $11.4 million for the corresponding period in 2001. For the nine months ended September 30, 2002, total revenue decreased by 14% to $29.3 million from $34.3 million for the corresponding period in 2001. The slowing global economy resulted in continued lengthening of the enterprise sales cycle and deferral of information technology (IT) spending further contributed to the lower license and professional services revenue.

        License revenue declined by 22% to
$4.5 million for the three months ended September 30, 2002 from $5.9 million for the corresponding period in 2001. For the nine months ended September 30, 2002, license revenue declined by 11% to $15.4 million from $17.3 million for the corresponding period in 2001.The decline was mainly attributed to a reduction in the number and size of the deals closed during the three and nine months periods ended September 30, 2002. Uncertainty in global economic conditions continues to make it difficult to predict our product demand. We expect seasonal trends to continue throughout the next few quarters, and license revenue will remain flat or grow modestly. Sagent had a restructuring during the three months period ended September 30, 2002, and as part of this restructuring, there were management changes at the executive level and sales force turnover. This reorganization impacted the performance of our sales force in the United States and Asia
Pacific during the three months ended September 30, 2002, and delayed the closure of several transactions.  In any quarter, a few large license transactions at the end of the quarter may account for a substantial amount of our license revenue. If a customer or potential customer cancels or does not enter into an anticipated large transaction, or delays the transaction beyond the end of the quarter, our financial results may be materially adversely affected.

        Service revenue declined by 24% to $4.3 million for the three months ended September 30, 2002 from $5.6 million for the corresponding period in 2001.
For the nine months ended September 30, 2002, service revenue declined by 18% to $13.9 million from $16.9 million for the corresponding period in 2001.

             Three Months Ended  September 30,

             Nine Months Ended  September 30,

          2002

          2001

          2002

          2001

Service:

Maintenance

$2,779

$2,702

$8,627

$7,738

Professional Services

          1,486

          2,886

          5,267

          9,206

Total service revenue

          $4,265

          $5,588

          $13,894

          $16,944

        Maintenance revenue increased by 3% to $2.8 million for the three months ended September 30, 2002 from $2.7 million for the corresponding period in 2001. For the nine months ended September 30, 2002, maintenance revenue increased by 11% to $8.6 million from $7.7 million for the corresponding period in 2001.The increases of $0.01 and $0.9 million in maintenance revenue during the three and nine months periods ending September 30, 2002, respectively, were primarily due to new licenses and an increased effort to renew the maintenance agreements within our existing customer base.

              Professional services declined by 49% to $1.5 million for the three months ended September 30, 2002 from $2.9 million for the corresponding period in 2001. For the nine months ended September 30, 2002, professional services declined 43% to $5.3 million from $9.2 million for the corresponding period in 2001. Decreases in professional services revenue of $1.4 million and $3.9 million for the three and nine months periods ending September 30, 2002, respectively, were due to declines in consulting and training services attributed to a slowdown in the economy and a decline in new license revenue in previous quarters. Sagent had a restructuring during the period ended September 30, 2002, as part of this restructuring, we reduced the headcount of professional services by 15. This reduction in headcount will improve the productivity and gross margin in the long run; however, it also causes a decline in the professional services revenue.

             Three Months Ended  September 30,

             Nine Months Ended  September 30,

          2002

          2001

          2002

          2001

Revenue:

U.S.A. (Domestic)

$5,665

$7,798

$18,376

$25,031

International

          3,149

          3,650

          10,962

          9,242

Total net revenue

          $8,814

          $11,448

          $29,338

          $34,273

        A significant portion of our revenue is generated outside the United States. Our international revenue was 36% of total revenue or $3.1 million and 32% or $3.7 million for the three months ended September 30, 2002 and 2001, respectively, representing a decline of $0.5 million or 14%. The decline in international revenue during the three months ended September 30, 2002 was mainly attributable to restructuring efforts in our subsidiaries including a reduction in their headcounts from 85 to 72 and the decision to close our Sagent Brazil office. For the nine months ended
September 30, 2002, our international revenue was 37% of total revenue or $11.0 million and 27% or $9.2 million for the corresponding period in 2001, representing an increase of $1.7 million or 19%. This increase is attributed mainly to expansion of our international operations as well as stronger overseas market demand for our products. A significant portion of our total revenue is currently derived from international sales and therefore subject to its related risks, including general economic conditions in each country, the strength of international competitors, different tax structures, difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, and the volatility of exchange rates in certain countries. A significant portion of our business is conducted in currencies other than the U.S. dollar and the effect of exchange rates on our total revenues was immaterial during the three and nine months periods ended September 30, 2002 and 2001. Foreign exchange rates will continue to affect our total revenue and results of operations depending on the U.S. dollar strengthening or weakening relative to foreign currencies. Unfavorable changes in each country's general economic and political environment or foreign exchange rates may have a material adverse impact on our total revenue and results of operations.

    Cost of Revenue

        Cost of revenue from license sales
consists primarily of royalties, product packaging, shipping, media, and documentation. Our cost of revenue for license sales was $0.3 million and $1.6 million, representing 7% and 27% of license revenue, for the three months ended
September 30, 2002 and 2001, respectively. Our cost of revenue for license sales was $1.4 million and $3.3 million, representing 9% and 19% of license revenue, for the nine months ended September 30, 2002 and 2001, respectively. Our cost of license revenue decreased over the same period of the prior year as a result of discontinuation of providing product documentation in a hard copy format thereby reducing the applicable costs by $0.2 million and $0.9 million for the three and nine months periods ended September 30, 2002 and 2001, respectively. We have been providing our customers with soft copy online documentation effective January 1, 2002. The cost of licensed technology decreased by $0.8 million and $1.2 million for the three and nine months periods ended September 30, 2002 and 2001, respectively. The decline in the cost of licensed technology is due to the impairment of our obsolete technology licenses in the previous quarters that we no longer intended to use.

        Cost of service consists primarily of personnel costs associated with providing software maintenance, technical support, training and consulting services. Our cost of service revenue declined by 31% to $1.7 million, representing 41% of service revenue, for the three months period ended September 30, 2002 from $2.5 million, representing 45% of service revenue, for the corresponding period in 2001. Our cost of service revenue declined by 29% to $6.1 million, representing 44% of service revenue, for the nine months  ended September 30, 2002 from $8.5 million, representing 50% of service revenue, for the corresponding period in 2001. The decline was mainly attributed to the outsourcing of marketing services during the period ended September 30, 2002, and a reduction in salary related expenditures of $0.6 million for the three months ended September 30, 2002 due to a reduction in headcount from 42 to 25, and $2.4 million for the nine months ended September 30, 2002 due to a headcount reduction from 46 to 25.

        Further, during the three months ended June 30, 2002, we recorded an impairment charge of $1.2 million related to purchased technology that we no longer expect to utilize in the future.

    Gross Margin

        Gross margins increased to 77% for
the three months ended September 30, 2002 from 64% for the corresponding period in 2001. For the nine months period ended September 30, 2002, the gross margin increased to 70% from 65% for the corresponding period in 2001. The increase was mainly due to improved gross margins for both license and service sales, as discussed in previous paragraphs, and partially due the mix of revenue and a higher percentage of license revenue to services revenue.

        Our service revenues have a substantially lower margin than our product license revenues, and an increase in service revenues relative to license revenues could harm our gross margins.

    Sales and Marketing

        Sales and marketing expenses consist primarily of compensation, travel, marketing programs, and branch facilities. Sales and marketing expenses decreased 42% to $5.8 million for the three months ended September 30, 2002 from $10.1 million for the corresponding period in
2001. For the nine months ended September 30, 2002, sales and marketing expenses decreased by 29% to $20.0 million from $28.3 million for the corresponding period in 2001. Sales and marketing expenses represent 66% and 88% of total net revenue for the three months ended September 30, 2002 and 2001, respectively, and 68% and 83% of total net revenue for the nine months ended September 30, 2002 and 2001, respectively. For the three months ended September 30, 2002, the decline of $4.3 million is primarily attributable to $2.6 million decrease in salary related expenses due to a reduction in headcount from 131 to
97, a decrease in marketing related programs for $0.4 million, and a decrease in travel related expenditures of $0.3 million. For the nine months ended September
30, 2002, the decline of $8.3 million is primarily attributable to a decrease in salary related expenses of $4.3 million due to a reduction in headcount from 169 to 97, and a decrease in marketing related programs of $1.0 million, and a decrease in travel related expenditures of $0.6 million.

    Research and Development

        Research and development expenses
consist primarily of personnel and related costs associated with the development of new products, enhancement and localization of existing products, quality assurance testing, and facilities. Research and development expenses decreased by $0.7 million to $2.6 million for the three months period ended September 30,
2002 from $3.3 million for the corresponding period in 2001. For the nine months ended September 30, 2002, research and development expenses declined by $1.4 million to $9.3 million from $10.7 million for the corresponding period in 2001.
Research and development expenses represent 29% of total net revenue for the three months ended September 30, 2002 and 2001, and 32% and 31% of total net revenue for the nine months ended September 30, 2002 and 2001, respectively. The decline of $0.7 million and $1.4 million during the three and nine months periods ending September 30, 2002, respectively, is mainly attributable to a reduction in salary and employee related costs due to a reduction in headcount from 61 to 45 for the three months and from 64 to 45 for the nine months periods ended September 30, 2002, and other cost cutting measures that took effect during such periods.

    General and Administrative

        General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management, as well as legal, accounting and bad debt expenses. General and administrative expenses decreased by $2.5 million to $1.4 million for the three months ended September 30, 2002 from $3.9 million for the corresponding period in 2001. For the nine months ended September 30, 2002, general and administrative expenses decreased by $5.4 million to $4.0 million from $9.4 million for the corresponding period in 2001. General and administrative expenses represent 16% and 34% of total net revenue for the three months ended September 30, 2002 and 2001, respectively, and 13% and 27% of total net revenue for the nine months  ended September 30, 2002 and 2001, respectively. For the three months  ended September 30, 2002, the decline of $2.5 million is primarily due to a reduction of $1.5 million in bad debt expense, $0.3 million reduction in facility related costs, and $0.5 million decrease in personnel and related costs due to a reduction in headcount from 24 to
17.  For the nine months  ended September 30, 2002, the decline of $5.4 million is primarily due to a reduction of $1.6 million in bad debt expense, $0.9 million reduction in facility related costs, and a $1.3 million decline in personnel and related costs due to a reduction in headcount from 31 to
17.

    Asset Impairments

        For the three and nine months ended September 30, 2002, Sagent incurred asset impairment charges of  $1.0 million, consisted of $0.7 million impairment in goodwill and $0.3 million reserve on shareholders' notes due to decline in fair market value. For the three and nine months ended September 30, 2001, the asset impairment charge of $1.6 million consisted of  $0.3 million reduction in the carrying value of goodwill, $1.2 million impairment of prepayments for data center services, and $0.1 million of other losses related to the closing of a remote facility.

    Restructuring Costs

        In December 2001, Sagent implemented
a restructuring plan aimed at streamlining the underlying cost structure to better position Sagent for growth and improved operating results. As part of the restructuring plan, Sagent consolidated the Florida facility and implemented a reduction in workforce of approximately 14% or 51 employees and contractors through March 31, 2002. During the second quarter of 2002, Sagent implemented a new restructuring plan to be executed during the three months ended September
30, 2002. The major element of the restructuring plan was to terminate certain employees; as a result, Sagent had a reduction in force by approximately 29% or
74 employees, which brought Sagent's total headcount to 184 worldwide. The reduction came from all areas of the Company, and the terminations were completed by September 30, 2002. Sagent's
Chief Executive Officer and President and its Executive Vice President and Chief
Marketing Officer stepped down as part of this restructuring. Further, Sagent decided to proceed with closing its Brazil office and discontinuation of its marketing services due to the changes in the strategy of the Company. The purpose of the restructuring was to bring operating expenses in line with net revenues with the goal of achieving cash flow breakeven in the near future and strategically focusing the Company on its core business. We incurred $4.9 million in restructuring and related charges for the nine months ended September 30, 2002, consisting primarily of personnel and facility related costs. Sagent paid $1.3 million for the period ended September 30, 2002, $1.5 million will be paid in the next four quarters, and the remaining $2.1 million consisting of non-cash charges was primarily related to
$1.2 million from forgiveness and impairment of loans to executive and $0.9 million in stock compensation from the acceleration of vesting for certain terminated executive. As part of this restructuring, Sagent reduced its total headcount worldwide to 177, as of October 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2002, Sagent's principal source of liquidity consisted of $5.2 million of cash and cash equivalents and $0.8 million restricted cash in the form of a money market account and certificate of deposit. Since inception, we have funded our operations partially through private sales of equity securities, the use of equipment leases and the initial public offering of our common stock in April 1999.

        Net cash used in operating activities
for the nine months ended September 30, 2002 was $8.2 million, which primarily funded our ongoing operations.

       Net cash provided by investing activities was $0.3 million, which primarily was due to the collection of notes due from shareholders of $0.4 million, offset by $0.1 million in fixed asset purchases.

        Net cash used in financing activities was $1.8 million, which primarily funded the payment of our capital lease obligations.

       Accounts receivable decreased by 41% as of September 30, 2002 compared with December 31, 2001 balance. The decrease was due primarily to lower sales revenue. The Days Sales Outstanding (DSO) was at 110 as of September 30, 2002 compared with 106 for the corresponding period in 2001. Sagent calculates its DSO on a "net" basis by dividing the average accounts receivable at the beginning and the end of the quarter by the revenue recognized net of changes in deferred revenue for the quarter multiplied by the number of days during that quarter.

        The following is a summary of our
future minimum payments under contractual obligations as of September 30, 2002:

          (amount in millions)

          Remaining of 2002

          2003

          2004 and thereafter

          Total

Capital Leases

$0.4

$1.4

$0.1

$1.9

Operating Leases

0.7

2.1

0.7

3.5

Purchase obligation

0.2

0.1

0.0

0..3

Restructuring

1.4

          0.2

          0.0

          1.6

Total

          $2.7

          $3.8

          $0.8

          $7.3

        Sagent has entered into several agreements to finance computer equipment leases. Sagent financed the acquisition of property and equipment, primarily computer hardware and software, and leasehold improvements and furniture totaling $0.1 million and $4.0 million as of September 30, 2002 and December 31, 2001, respectively, through capital leases. Sagent has also entered into several agreements to lease facilities in California and several other states as well as in other countries in which it has sales operations. Sagent is also under obligation to pay certain maintenance fees to third party vendors.

              Purchase obligations relate to Sagent's future commitments for technology and a data renewal contract.

              Restructuring consists of primarily personnel and facility related costs. The purpose of the restructuring was to bring operating expenses in line with net revenues with the goal of achieving cash flow breakeven in the near future and strategically focusing the Company on its core business as discussed in Note 6.

              Our ability to grow sales and manage our expenses will have a direct impact on our liquidity and capital resources. Factors that are reasonably likely to impact our ability to maintain or grow Sagent's revenue, are as follows:

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

        We believe that our existing cash balances, including the proceeds from the loan referred to in Note 9 to the financial statements above, and any cash provided by operations will be sufficient to meet our operating requirements for the next twelve months. Thereafter, we may require additional funds to support our operating requirements and may seek, even before such time, to raise additional funds through public or private equity financing, debt financing or other sources. There can be no assurance that additional financing will be available at all, or that if available, such financing will be obtained on terms favorable to us and would not result in additional dilution to our stockholders. If we are unable to raise additional capital, we will take actions to conserve our cash balances, including significantly reducing our operating expenses, downsizing our staff and closing existing branch offices, all of which could have a material adverse effect on our financial condition and our ability to reduce losses or generate profits.

      RECENT ACCOUNTING PRONOUNCEMENTS

              In July 2002, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred, meeting the definition of a liability in FASB Concepts Statement No. 6, " Elements of Financial Statements", and when its fair value can be measured. SFAS 146 supersedes FASB's Emergency Issues Task Force (EITF ) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring." The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material effect on our consolidated results of operations or financial position.

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

        In connection with our effort to streamline operations, increase revenues, reduce costs and bring our staffing and structure in line with our current and anticipated requirements, we recently realigned our business organization, which included a 29% reduction in workforce as discussed in Note 6. There may be costs associated with the workforce reduction, and our realignment plan may yield unanticipated consequences, such as attrition beyond our planned reduction in staff. In addition, our common stock has recently declined in value below the exercise price of many options granted to employees pursuant to our stock option plan. Thus, the intended benefits of the stock option granted to our employees, the creation of performance and retention incentives, may not be realized.

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

              In October 2002, we entered into an agreement with CDC Software Corporation, a wholly owned subsidiary of chinadotcom corporation (NASDAQ: CHINA), pursuant to which CDC Software will make secured loans of up to $7 million in the aggregate.  The loans will bear interest at the rate of 12% per annum, payable quarterly in arrears.  The principal amount of each loans will be payable in full two years after the date such loan is made.  The loans will be secured by all of our assets, both tangible and intangible.  As part of this agreement, CDC Software will receive warrants to purchase up to 8 million shares of our common stock at a price of $0.10 per share.
      In addition, certain financial advisor may receive warrants to purchase up to 400,000 shares of our common stock at a price of $0.10 per share. On October 31, 2002, we closed on the first $5 million of the total loan facility.  We expect to close on the remaining $2 million of the total loan amount on or prior to December 31, 2002.

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

              We expect our quarterly
      operating results to fluctuate. We therefore believe that
      quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenue in a quarter may harm our operating results for that quarter. In the past, our operating results have fallen below the expectations of market analysts and investors. If we fall short of market expectations in future quarters, the price of our common stock may fall. Factors that may cause our operating results to fluctuate on a quarterly basis are as follows:

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

    We have transferred from the Nasdaq National Market to the SmallCap Market, and we may be subject to delisting altogether.

              In August 2002, we received a notification from The Nasdaq Stock Market that we are out of compliance with the minimum bid price requirement of $1.00 per share set forth in Marketplace Rule 4450(a)(5). Therefore, our common stock is subject to delisting from The Nasdaq National Market.   We determined to transition to the Nasdaq SmallCap Market, which would extend the period for which we would be able to regain compliance with the minimum price requirement.  In September 2002, Nasdaq informed us that it has approved our application to list Sagent's common stock on the Nasdaq small Cap Market.  In November 2002, Nasdaq notified us that we met the initial listing criteria for the SmallCap
      Market, other than minimum bid price, and that we have until May 6, 2003 to regain compliance with the minimum bid price requirement. We may pursue a reverse stock-split or other measures in an effort to regain compliance.

              In the event our shares are delisted from the Nasdaq SmallCap Market, we will attempt to have our common stock traded on the Nasdaq
      Over-The Counter Bulletin Board. If our common stock is delisted, it would seriously limit the liquidity of our common stock and impair our potential to raise future capital through the sale of our common stock, which could have a material adverse effect on our business. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common stock. Delisting could also adversely affect relationships with vendors and customers.

          We restated a portion of our financial results for 2001.

              On November 28, 2001, we announced that we were revising our reported revenues for the first nine months of 2001, as a result of an internal investigation into the validity of sales orders to various government agencies. Our investigation confirmed that sales orders totaling approximately $5 million booked by one of our employees were forged. As a result, we filed Form 10-Q/A's for the periods ended March 31, 2001 and June 30, 2001 with financial statements restated to remove the effect of the invalid sales orders.

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

          Recent terrorist and military activities could adversely affect our business.

        The terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the United States and Europe. In response to such attacks, the United States is actively using military force to pursue those behind these attacks and initiating broader actions against global terrorism. The continued threat of terrorism within the United States and Europe, the escalation of military action and heightened security measures in response to such further threats may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in further reductions in capital expenditures or spending on information technology, longer sales cycles, deferral or delay of customer orders, or an inability to effectively market our products, our revenues would decline, which would materially and adversely affect our business and results of operations.

    General economic conditions may harm our business.

        We have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Because of the recent economic slowdown in the United States and in Europe, and the terrorist events of September 11, companies in many industries are delaying or reducing technology purchases. We experienced the impact of the September 11 events in the third and fourth quarters of 2001 and the recent economic slowdown in 2001 and the three quarters of 2002 with reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition. As a result, if the current economic conditions in the U.S. and Europe continue or worsen, or if a wider or global economic slowdown occurs, we may fall short of our revenue expectations for the fourth quarter of 2002 or for the entire year. These conditions would negatively affect our business and results of operations.

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

              A key element of our strategy is to offer users the ability to access, analyze and report information from a data server through a Web browser. Our growth may be limited if businesses do not accept Internet solutions or perceive them to be cost-effective. Continued viability of the Internet depends on several factors, some of these factors are as follows:

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

        We may not be able to successfully
market, sell, deliver and support our products and services internationally. Our failure to manage our international operations effectively could limit the future growth of our business. International sales represented approximately 36%
and 37% of our total revenue for the three and nine months ended September 30,
2002. We conduct our international sales through local subsidiaries in the
United Kingdom, Germany, France, Japan, Brazil, Mexico, the Benelux regions,
Australia and the Asia/Pacific and through distributor relationships in South
Africa and Italy. We are currently in the process of closing our Brazil office due to changes in our strategy. We expect this process to be completed by the end of 2002. The expansion of our existing international operations and entry into additional international markets will require management attention and significant financial resources. Because of the significant growth in international business, we benefit overall from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Changes in exchange rates, and in particular a strengthening of the U.S. dollar, may unfavorably affect our consolidated sales and net income.

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

INTEREST RATE RISK

        Our exposure to market risk related to changes in interest rates is primarily due to our highly liquid investments. We do not use derivative financial instruments. The primarily objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of highly liquid investments and certificate of deposits. Due to the nature of our investments, we believe that there is no material risk exposure. All investments are carried at cost, which approximates market value. At September 30, 2002 and December 31, 2001, we had $6.0 and $16.3 million, respectively, in cash equivalents and restricted cash.

FOREIGN CURRENCY EXCHANGE RATE RISK

        A high percentage of operations are based in the United States, and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to exchange rate risk with respect to fluctuations in the relative value of currencies. Currently, we have operations throughout Asia, Asia Pacific, Europe, Australia, Middle East, South Africa and Latin America and conduct transactions in the local currency of each location. To date, the impact of any fluctuation in the relative value of other currencies has not been material due to relative size of the operation. However, we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we can make no assurances that exchange rate fluctuations will not adversely affect our financial results in the future. Through September 30, 2002, the Company had not engaged in foreign currency hedging activities.

EQUITY PRICE RISK

        We do not own any significant public equity investments. Therefore, we believe we are not currently exposed to any direct equity price risk.

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

        Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this Quarterly Report on Form 10-Q have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.

        Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls.  As a result, no corrective actions were required or undertaken.

PART II-OTHER INFORMATION

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

        From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court on behalf of the individual investors who purchased Company common stock between October 21, 1999 and April 18, 2000. The claims allege that the Company misrepresented its prospects for 1999 and the first quarter of 2000. Thereafter, the court consolidated the complaints and selected a lead plaintiff and counsel. A consolidated amended complaint was filed in April 2001. Sagent filed a motion to dismiss the consolidated amended complaint. On September 28, 2001, the court granted Sagent's motion, and gave the plaintiffs leave to amend the complaint. On December 28, 2001, the class plaintiffs filed a second amended complaint. Sagent filed a motion to dismiss that complaint on February 15, 2002. The hearing on Sagent's motion was held on June 3, 2002. On June 5, 2002, the Court issued an order granting in part and denying in part Sagent's motion to dismiss the second amended complaint.

        Thereafter, the plaintiffs filed a third amended complaint.  Sagent has moved to strike certain portions of that complaint on the grounds that those particular allegations were dismissed by the Court from the prior complaint. On August 26, 2002, the court sustained Sagent's motion to strike certain portions of the complaint. Sagent has answered the complaint.  Because certain claims survived the motion to dismiss the prior complaint, and the discovery stay is no longer in effect for those allegations, the parties are engaging in discovery.

        On November 17, 2000, a derivative lawsuit was filed by a purported Company shareholder in the Superior Court of California for the County of San Mateo (the "Fanucci Complaint"). On February 9, 2001, a second derivative lawsuit was filed in the Superior Court of California for the County of Santa Clara
(the "Hu Complaint"). The complaints name certain of the Company's present and former officers and directors as defendants. The Hu Complaint also names an investment bank retained by the Company and an employee of that investment bank as defendants. The Company has also been named as a nominal defendant in each complaint. The principal allegation of the complaints is that the defendants breached their fiduciary duties to the Company through the dissemination of allegedly misleading and inaccurate information and other allegations. In July 2001, the two cases were coordinated for pretrial purposes in the Superior Court of California for the County of Santa Clara. The Company filed a motion to dismiss the Fanucci Complaint, on the grounds that, among other things, the plaintiff had failed to make a pre-suit demand on the board of directors as required by Delaware law. The officer and director defendants joined in that motion, and also moved to dismiss on the grounds that the complaint fails to allege the asserted causes of action against the individual defendants. Similar motions were filed concerning the Hu Complaint. The parties agreed to stay the Hu Complaint indefinitely, pending the outcome of the Fanucci matter, and the court entered an order staying the Hu Complaint on January 11, 2002. Thereafter, on January 16, 2002, the Fanucci plaintiff filed a motion to transfer and/or remand that case back to the Superior Court for San Mateo County where it was originally filed. The court heard oral arguments on the defendants' motion to dismiss the Fanucci Complaint, and the plaintiffs' transfer motion on January 28, 2002. On March 1, 2002, the court issued an order sustaining the Company's motion to dismiss, granting the plaintiff leave to amend the complaint, denying the plaintiff's motion to transfer and/or remand the Fanucci case to San Mateo County, and ordering the Company to produce a limited quantity of documents to the plaintiff.

        The Fanucci plaintiff filed an amended complaint in April 2002.  Sagent and the individual defendants each filed a motion to dismiss to that complaint.  The Court heard oral argument on July 9, 2002 and thereafter sustained the motions to dismiss, holding that the nominal plaintiff did not have standing to litigate the complaint where he had failed to make a pre-suit demand on the Company's Board of Directors as required by Delaware law.  The plaintiffs have not filed an amended complaint to date.

        In October 2001, infoUSA, Inc. filed a complaint against Sagent in the District Court of Douglas County, Nebraska, seeking amounts infoUSA claims are owed under a license agreement between Sagent and infoUSA. The amount of the claim is $900,000, plus interest.  A default judgment for the full amount of the claim was entered against Sagent on December 20, 2001, for failure by Sagent to respond to the initial complaint. Sagent filed a motion to set aside the default judgment in January 2002. On February 22, 2002, the court granted Sagent's motion to set aside the default judgment, and allowed Sagent to file its answer to the complaint. Currently, Sagent and infoUSA are engaged in pretrial discovery; no trial date has been set.

        In November and December 2001, several class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of investors who purchased Company common stock between May 11, 2001 and November 28, 2001. The complaints allege that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934, as amended. Thereafter, the court consolidated the complaints and selected a lead plaintiff and counsel.  A consolidated complaint was filed in April 2002. The complaint alleges that during the class period, the defendants caused the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements. Sagent filed a motion to dismiss that complaint on April 18, 2002.  On August 14, 2002, the court issued an order sustaining Sagent's motion to dismiss, granting the plaintiff leave to amend the complaint. The plaintiffs have submitted papers to the Court stating their intent not to file an amended complaint.

        In February 2002, two derivative lawsuits were filed by purported Company shareholders in the United States District Court for the Northern District of California. The complaints name certain of the Company's present and former officers and directors as defendants. The principal allegation of the complaints is that the defendants breached their fiduciary duties to the Company through the dissemination of allegedly misleading and inaccurate information and other allegations.
The cases have been consolidated and the plaintiffs have not yet filed a consolidated complaint. The defendants filed a notion to dismiss, which is currently scheduled to be heard by the Court on December 18, 2002.

        Following its investigation of the circumstances that lead to the restatement of its financial statements for the first and second quarters of 2001, and the revision of its financial statements for the third quarter of 2001, Sagent entered the Department of Defense's ("DOD") Voluntary Disclosure Program. On June 7, 2002, Sagent filed with the DOD a report of its investigation which revealed that a single non-officer employee was solely responsible for submitting false documents to Sagent which purportedly showed that the Company had entered into contracts with the federal government, and that Sagent had unwittingly submitted requests for payment to U.S. government agencies not knowing that the employee had fabricated those contracts in order to defraud Sagent of various payments and benefits including commission payments.

        In March 2002, Sagent filed suit against MICROS Systems, Inc. ("MICROS") in Santa Clara County California alleging that MICROS had breached a contract to purchase from Sagent certain software and a related service agreement.  The value of that contract is $136,000.  MICROS removed the case to the United States District Court for the Northern District of California and the case was subsequently transferred to the United States District Court for the District of Maryland, where it is currently pending. MICROS has asserted a counterclaim against Sagent, alleging various torts and breaches of duties.  MICROS' counterclaim seeks in excess of $1 million in damages.  The parties are in the early stages of discovery.

        Sagent and Smart Online, Inc. ("Smart Online") entered into a Mutual OEM Agreement effective September 19, 2000. Disputes arose related to the relationship between the parties and Smart Online filed a lawsuit in North Carolina. Sagent filed a lawsuit in California and Smart Online filed a Cross-complaint in the California action. The parties entered into a Settlement and Mutual Release Agreement effective July 16, 2002, which terminated the relationship between the parties and waived and released all disputes without any cost to either party.

        In connection with a dispute that arose with certain consultants over Sagent's operations in Brazil, in October 2002 Sagent entered into a Settlement Agreement with the Brazilian consultants and their consulting company. The consultants had filed a lawsuit against Sagent. The Settlement Agreement calls for Sagent to pay
$400,000 to the consultants in full settlement of all claims, at which time the lawsuit will be dismissed. The settlement was accrued as of September 30,
2002. Sagent  paid the settlement amount in October
2002, and the lawsuit will be shortly dismissed.

        In early 2000, the Company entered into a software license agreement with Mountain Energy Corporation ("MEC").  MEC filed for bankruptcy in October 2000.  The Company recently received a letter from the MEC bankruptcy trustee alleging that the Company had recently received certain preferential payment and demanding that the Company disgorge those payments.  The amount in controversy is approximately $1,040,000.

Item 2.     Changes in Securities and Use of Proceeds. Not applicable.

Item 3.    Defaults upon Senior Securities.     Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.     Not applicable.

Item 5.    Other Information.     Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

THE EXHIBITS LISTED IN THE ACCOMPANYING INDEX TO EXHIBITS ARE INCORPORATED BY REFERENCE AS PART OF THIS FORM 10-Q.

    (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ending September 30, 2002.

SIGNATURES

        Pursuant to the
requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SAGENT TECHNOLOGY, INC.

Dated: November 13, 2002
/s/ Steven R. Springsteel

________________________________________

Steven R. Springsteel

Chief Operating Officer and

Chief Financial Officer

(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Andre M. Boisvert, certify that:

   I have reviewed this quarterly report on Form 10-Q of Sagent Technology, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)        evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002
/s/ Andre M. Boisvert

________________________________________

Andre M. Boisvert

Interim Chief Executive Officer

      CERTIFICATIONS

I, Steven R. Springsteel, certify that:

  I have reviewed this quarterly report on Form 10-Q of Sagent Technology, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)        evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002
/s/ Steven R. Springsteel

________________________________________

Steven R. Springsteel

Chief Operating Officer and

                                                                                                                                              Chief Financial Officer

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

10.33

Agreement dated July 22, 2002, between the Registrant and Steven R. Springsteel

10.34

          Agreement dated

July 22, 2002, between the Registrant and Andre M. Boisvert

10.35

Agreement dated August 1, 2002, between the Registrant and John Maxwell

10.36

Separation Agreement and Release executed on October 7, 2002, between the Registrant and Ben C. Barnes

10.37

Separation Agreement and Release executed on September 30, 2002, between the Registrant and Richard Ghiossi

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

EXHIBIT 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        I, Andre Boisvert, certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that the Quarterly Report of Sagent Technology, Inc. on Form 10-Q
for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Sagent Technology, Inc. and its subsidiaries.

Dated: November 13, 2002
/s/ Andre M. Boisvert

________________________________________

Andre M. Boisvert

Interim Chief Executive Officer

        I, Steven R. Springsteel, certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that the Quarterly Report of Sagent Technology, Inc. on Form 10-Q
for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents in all material respects the financial condition and results of operations of Sagent Technology, Inc. and its subsidiaries.

Dated: November 13, 2002
/s/ Steven R. Springsteel

________________________________________

Steven R. Springsteel

Chief Operating Officer and

                                                                                                                                              Chief Financial Officer