Form 10-K
period 2002-12-31
SAGENT TECHNOLOGY INC
filed 2003-04-17
CIK 1058425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 000-25315

SAGENT TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3225290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 W. El Camino Real, Suite 300, Mountain View, CA 94040

(Address of principal executive offices including zip code)

(650) 815-3100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐         No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐         No ☒

The aggregate market value of the voting stock held by non-affiliates based on closing sales price of the registrant’s common stock as reported on The Nasdaq Stock Market as of June 28, 2002, was approximately $30.6 million.

As of March 25, 2003, Registrant had 46,423,512 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this annual report is incorporated by reference to portions of the registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed on or prior to April 30, 2003.

SAGENT TECHNOLOGY, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2002

“Sagent,” “Sagent Solution,” “Real-time e-Business Intelligence,” “Sagent Data Load Server,” “Sagent Data Access Server,” “Sagent Admin,” “Sagent Automation,” “Sagent Design Studio,” “Sagent Information Studio,” “Sagent Analysis,” “Sagent Reports,” “Sagent WebLink,” “Sagent Address Cleanser,” “Sagent Forecaster Transform,” “Sagent Analytical Calculator,” are trademarks, trade names or service marks of Sagent. This annual report also contains trademarks, trade names and service marks of companies other than Sagent, and these trademarks, trade names and service marks are the property of their respective holders.

PART I

This annual report contains forward-looking statements based on the current beliefs of our management as well as assumptions made by and information currently available to our management, including statements related to the timing and amounts of our capital needs and expectations regarding licensing revenues and operating expenses. You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “believe,” “estimate” and other similar expressions. These forward-looking statements involve risks and uncertainties, including those described in the section entitled “Risk Factors” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

Item 1.    Business

We offer a complete business intelligence software platform that allows business users and information technology (IT) departments to work together to integrate, analyze, deliver and understand information. Our technology and proven implementation methodology reduce the time and expense required to deploy custom business intelligence solutions. Our technology also forms the basis for multiple partner solutions that address the needs of specific vertical and functional application areas. More than 1,500 customers in a variety of market segments have realized the value of Sagent-based solutions.

We were incorporated in California in April 1995 under the name Savant Software, Inc. In June 1995, we changed our name to Sagent Technology, Inc. In September 1998, we reincorporated in Delaware. References in this annual report to “Sagent,” “we,” “our” and “us” refer to Sagent Technology, Inc. and its subsidiaries, unless the context otherwise requires. Our principal executive office is located at 800 W. El Camino Real, Suite 300, Mountain View, California 94040, and our telephone number at that office is (650) 815-3100. Our internet home page is located at www.sagent.com; however, the information in, or that can be accessed through our home page is not part of this report.

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on or through our internet website located at www.sagent.com as soon as reasonably practicable after they are filed with or furnished to the SEC.

Recent Development

On April 15, 2003, we entered into an Asset Purchase Agreement with Group 1 Software, Inc. Subject to the terms and conditions of the Asset Purchase Agreement, Group 1 has agree to pay us up to $17 million, in exchange for substantially all of our assets, including all intellectual property, accounts receivable, cash on hand, certain contracts, property & equipment and other designated assets, and the assumption of specified liabilities. The purchase price of $17 million is payable through the cancellation of the secured bridge loans referred to below, with the remainder to be paid in cash. The purchase price of $17 million may be reduced, based on changes in the value of the acquired assets and assumed liabilities prior to the closing.

Group 1 has a period of time to complete their due diligence review of our assets and liabilities, after which Group 1’s board of directors will consider the Asset Purchase Agreement for approval. Group 1 may terminate the Asset Purchase Agreement if it is not satisfied with the results of its due diligence investigation, or if its board of directors does not approve the transaction. We expect that Group 1’s board of directors will act with respect to the Asset Purchase Agreement by May 9, 2003.

Assuming the satisfactory completion by Group 1 of its due diligence review and the approval by Group 1’s board of directors, and subject to approval by our stockholders and satisfaction of the other closing conditions set forth in the Asset Purchase Agreement, we expect that the sale of assets will be consummated near the end of the second calendar quarter of 2003 or early in the third calendar quarter of 2003. After the closing of the sale of assets, and following the expiration of our indemnity obligations four months after the closing, we will, subject to approval by our stockholders, wind up our operating business, effect a complete liquidation and dissolution of the company, and distribute any remaining cash to our stockholders. We expect to complete the liquidation and final distribution prior to the end of the calendar year 2003.

Concurrent with the signing of the Asset Purchase Agreement, Group 1 provided us with $5 million in bridge financing, secured by all of our assets. Of that amount, approximately $3.1 million was used to pay all amounts owed to CDC Software Corporation (CDC) a wholly owned subsidiary of chinadotcom corporation (Nasdaq, CHINA) under a settlement agreement. Under the terms of the bridge financing, Group 1 has agreed to lend us an additional $2 million after, and if, the Asset Purchase Agreement is approved by Group 1’s board of directors.

A copy of the Asset Purchase Agreement is available on the SEC’s website at www.sec.gov; it is attached as an exhibit to the current report on Form 8-K that we filed with the SEC on April 17, 2002. We will be filing additional relevant documents with the SEC with respect to the proposed sale of assets and subsequent dissolution, including, if the Asset Purchase Agreement is approved by Group 1’s board of directors, a proxy statement. We will file the proxy statement and mail it to our stockholders after, and if, Group 1’s board of directors approves the transaction. We urge our stockholders to read the proxy statement any other relevant documents filed with the SEC when they become available because they will contain important information. Investors and security holders can obtain free copies of the proxy statement and other relevant documents when they become available by contacting us at the information provided above, or by visiting the SEC’s web site at www.sec.gov. Information regarding the identity of the persons who may, under SEC rules, be deemed to be participants in the solicitation of stockholders of Sagent in connection with the transaction, and their direct and indirect interests, by security holding or otherwise, in the solicitation, will be set forth in the proxy statement that we expect to file with the SEC.

Industry Background

A company’s information is a vital strategic asset. As businesses seek to improve operating margins and respond to uncertain economic conditions, decision-making processes must be organized around a consistent, accurate view of customers, products and operations. Increases in productivity are driven by smarter, more rapid decisions made by line managers operating with key performance indicators tailored to their roles and geographic responsibilities. An Interactive Data Corp. (IDC) study on the financial impact of business intelligence concluded that companies who have successfully implemented and utilized analytic applications have realized returns ranging from 17% to more than 2000% with a median return on investment (ROI) of 112%. (IDC, The Financial Impact of Business Analytics, December 2001).

Although the benefits of business intelligence are clear, the processes and technologies required to sustain an ongoing business intelligence program are substantial. Companies must develop and implement strategies for dealing with several challenges including development of an enterprise data model, assessment and remediation of poor data quality, and integration of large volumes of detailed transaction data from disparate operational systems. An infrastructure to support these strategies consists of an enterprise data warehouse, data cleansing software, and extraction, transformation and loading (ETL) software that automates the periodic refresh of data. Adoption of business intelligence represents a long-term commitment to developing, deploying and maintaining this infrastructure and the processes that support it.

The infrastructure and processes required to successfully implement a business intelligence infrastructure are well defined and broadly understood. Current industry efforts are now centered on the capture and resale of the intellectual property that forms the basis for analytical applications. This typically takes the form of packaged analytical applications that consist of database schema, ETL plans, pre-defined reports and key performance indicators. These applications may be organized around a functional area such as customer relationship management (CRM), supply-chain management or human resources, a vertical industry solution for managing the performance of a specific business process, or around the data found in a specific packaged enterprise resource planning (ERP) application. 2002 saw the continuation of a debate about the benefits of buying packaged analytical applications versus building custom business intelligence solutions. Success was largely confined to packaged financial reporting and forecasting applications and point solutions for specialized vertical markets.

Although packaged analytical applications provide speed of implementation benefits, organizations that purchase them can experience several limitations. Analytical applications must be frequently tailored to the specific data sources that are available within a company; this customization can cause difficulties when upgrades are applied. More significantly, packaged analytical applications provide little competitive differentiation, as the intellectual content is generally available within an industry. Companies that have invested in long-term business intelligence programs have the advantage of an enterprise data model that measures their unique value to customers in a service or product supply chain. This is often accompanied by organizational processes and cultural understanding that reinforce the use of business intelligence tools and techniques.

Customers

We currently have more than 1,500 customers throughout the world and across such diverse industries as insurance, financial services, retail, e-commerce, healthcare and telecommunications. The following are several of our larger customers:

•	Advent Software, Inc.

•	BKK

•	California Department of Justice

•	Department of the Army

•	Direct TV

•	Echosphere Communications

•	First Republic Bank

•	Fujitsu (Japan)

•	Guinness

•	INTEC

•	ISID, Ltd.

•	Iteration Software

•	Kawatetsu Systems, Inc.

•	Mapquest.com

•	Markel (Terra Nova)

•	Nationwide (UK)

•	NEC Corporation

•	Nihon Unisys, Ltd

•	Schwan’s Technology Group

•	Sharp Electronics Corporation

We had no single customer during 2002 that accounted for 10% or more of our total 2002 revenues.

Solution

We provide business users and data warehousing professionals with a complete business intelligence platform and lifecycle methodology that simplifies the steps to business insight, minimizes project costs and risks, and creates new opportunities for rapid business analysis. Our solutions are designed to organize disparate data and support thousands of users as they pursue goals such as reduced operational costs, increased profitability, and improved customer retention. The Sagent platform is used directly by customers, by our professional services group and by partners to build and deploy analytical applications.

We have partnered with leading subject matter experts in industries such as healthcare, banking, insurance, finance, energy, government and telecommunications. These subject matter experts use us to create semi-custom applications that are targeted at specific business analysis problems. Each package has a rapid implementation schedule and a near-term timeline for return on investment.

Since we are a technology company focused on business solutions, we partner with leading regional and global systems integrators to leverage our manpower, business expertise and presence in the global business intelligence marketplace. Through partner alliances with companies such as Cap Gemini Ernst & Young, Satyam Computer Services and Affiliated Computing Services (ACS), we offer our customers the ability to expand their plans to include enterprise-wide deployments that cross departmental, divisional and international boundaries.

We offer many examples in which this model has been successfully applied. In the U.S. insurance industry, we have helped several companies to improve their business by systematically managing underwriting risk and by matching insurance product offerings with customers based on a specific geographic location. In the telecommunications industry, this same spatial analysis capability is being used with wire line and facility location data to pre-qualify customers for Digital Subscriber Line (DSL) technology that enables high-speed communications over existing telephone networks. In the credit union marketplace, we have helped customers such as Boeing Employees Credit Union, Provident Central Credit Union and Hughes Aircraft Employees Federal Credit Union build complete views of their customers and replace their legacy systems. In the field of healthcare administration, MedInitiatives provides a decision support application that delivers actionable information to business analysts, medical directors, pharmacy directors, case managers, and pharmacy benefit managers who need clear and meaningful information to improve business performance and quality of care.

Products and Services

The Sagent Business Intelligence Lifecycle

Our products are organized around the concept of a complete business intelligence (BI) lifecycle—a business-focused process for managing the design, technical implementation and deployment of custom business intelligence solutions. With the BI lifecycle, our products and services simplify business intelligence so companies can deal with the real complexities that face their businesses. The BI lifecycle brings together people, process and technology to close the gap between the amount of information available to the business and the number of key decisions that need to be made.

The business intelligence lifecycle consists of seven distinct phases, each of which is supported by one or more of our products or services.

Design

•	We support a proven, repeatable methodology that encompasses business requirements analysis, project management, data warehouse design, system implementation and end-user training (Sagent Design Workshop, Sagent ROI Analysis Workshop)

•	Our professional services consultants deploy these techniques quickly and efficiently through proof of concepts, design workshops, formal classroom training and onsite mentoring of project staff (Sagent Educational Services, Sagent RightStart Workshop)

Connect

•	We have the ability to understand a wide variety of data source formats spanning the spectrum from old legacy applications to the latest e-business systems (Sagent DirectLink for Mainframe and AS/400, Sagent DirectLink for R/3, Sagent Load Server, Sagent Access Server)

•	Our customers interact with an easy-to-use visual design environment that lets them quickly evaluate and assimilate new sources of data (Sagent Design Studio)

Cleanse

•	We include a powerful set of functions that can be used to systematically cleanse data and put it in a format that is appropriate for business analysis (Sagent Load Server)

•	Address information can be easily corrected to help companies obtain a complete and accurate view of their customers and suppliers (Sagent Address Cleanser/Coder, Sagent Address Broker, Sagent Merge/Purge)

Integrate

•	We can process massive amounts of data using all of the computing power available on any sized server, and can support the daily processing requirements of any sized organization (Sagent Load Server)

•	We join, merge and consolidate multiple streams of data in real time, and support both database loading and presentation of data (Sagent Load Server, Sagent Access Server)

Analyze

•	We allow business users to work with their data using analytic components that connect together in flexible ways and do not require programming (Sagent Access Server, Sagent Information Studio)

•	Our analytical component library includes solutions for forecasting, statistical analysis and geo-spatial determination (Sagent Forecaster, Sagent Analytical Calculator, Sagent Point-in-Polygon and Sagent Closest-Site Transforms)

Deliver

•	We provide a web-based, thin-client information delivery infrastructure that scales to hundreds and thousands of users across both intranets and extranets (Sagent WebLink)

•	We enable real-time analysis through an intuitive, easy-to-use browser-based interface that can be understood by beginners and exploited by power users (Sagent iStudio)

•	We enable information delivery through third party delivery tools including Business Objects and Crystal Decisions (Sagent Access Server)

Understand

•	We provide built-in support for online analytical processing (OLAP) using data in relational databases from leading vendors such as Oracle Corp., Microsoft Corp., International Business Machines Corp. and Sybase Inc. (Sagent Analysis)

•	Operational reports can be easily deployed to large numbers of users with excellent performance and a high-degree of reliability, and can also be extended for use with 3rd-party front-end tools such as Microsoft Excel and Crystal Reports (Sagent Reports, Sagent iStudio)

Sagent’s Products

Sagent Business Intelligence Platform (Sagent Solution)

Sagent’s Business Intelligence Platform is a complete, open and high-performance software infrastructure that supports every phase of the BI Lifecycle and allows companies to aggressively develop custom analytic solutions that yield insight into their customers and business operations. The platform consists of several key components that integrate with a growing number of data integration and information delivery tools from 3rd-party providers and us.

Sagent Data Flow Server

The Sagent Data Flow Server is multi-user application server that processes disparate sources of data and prepares it for use within analytical applications. When it is bundled with the foundation library, the Data Flow Server is sold as the Sagent Data Load Server and is used for extraction, transformation and loading (ETL). When it is bundled with the display library or Sagent Open Link, the Data Flow Server is sold as the Sagent Access Server and is used for enterprise information integration (EII) and to prepare information for use within reporting and analysis tools

Sagent Repository

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

Sagent WebLink

WebLink is the server layer that connects the Data Flow Server to the internet. It provides a robust, scalable interface to web servers and web application servers. WebLink allows corporate developers and our system integration partners to create and deploy custom analytic solutions over corporate intranets and the internet.

Sagent OpenLink for ODBC & Sagent OpenLink for JDBC

Sagent OpenLink allows any open database connectivity (ODBC) or java database connectivity (JDBC) -compliant software application to leverage the analytical power of Sagent’s Data Access Server. Business analysts who work with business intelligence tools such as Actuate, Brio Software, Business Objects, Cognos, Crystal Decisions and Microsoft Excel can use Sagent to transparently incorporate advanced analytics into their existing reports and business performance management solutions. This requires no additional training for end users because result sets of Sagent Plans are exposed through well developed, heavily supported, generally adopted standards.

Sagent DirectLink

Sagent DirectLink is a class of products that provide connectivity modules that allow users to easily connect to and analyze data from proprietary ERP application vendors such as SAP, PeopleSoft, Oracle, Siebel, and JD Edwards, as well as legacy databases and legacy platforms such as mainframes.

Sagent DirectLink is based on industry-leading adapter technology from iWay Software, Silwood Technology, and Striva.

Centrus

Our acquisition in December 1999 of Qualitative Marketing Software, Inc. (QMS) further enhanced the capabilities of our product suite. With the Centrus technologies, we provide tools for address-level geographic analysis, real-time customer matching, and name and address data-quality functions. These products enable our customers to improve customer satisfaction and reduce costs by automating manual processes where accurate location and matching is critical. This enables a number of important applications for marketing, customer service, and customer relationship management, including:

•	Address-level geographic analysis—records are appended with address-level latitude and longitude coordinates and are then compared with geographic features, such as flood zones, coastlines, telecommunication switches, utility pipelines, or store locations.

•	Data Quality—records are checked against the official U.S. and Canada Postal Services deliverable address database for address correction and addition of ZIP+4, carrier route, delivery point bar code data, line-of-travel codes and more. This ensures that the correct information is captured on each customer or prospect.

•	Real-Time Customer Matching—provides the ability to understand if a customer already exists in operational systems, at the point of customer interaction.

Services

To complement our product offering, we also offer professional consulting and training services to help customers achieve fast and full value from their implementation of the Sagent Solution. Sagent Professional Services (SPS) provides a wealth of product and industry experience, from project definition and application development to deployment, training, and ongoing support.

Research and Development

We intend to continue making investments in research and development and related activities to maintain and enhance our product lines. Product development is based upon a consolidation of the requirements from the business intelligence (BI) markets, existing customers, technical support and engineering. We provide documentation, quality assurance and delivery and support capabilities (as well as product design and implementation) for our products. There can be no assurance that we will be able to complete these engineering activities in a timely or successfully manner, and the failure to do so could have a material adverse effect upon our business, operating results and financial condition.

Sales and Marketing

We are focused on building market awareness, acceptance of our products and services, and on developing strategic partnerships. Key components of our marketing strategy are image and awareness building, direct marketing to both prospective and existing customers, a strong internet presence, and marketing activities with key local and global partners. Our corporate marketing strategy includes public relations activities, lead generation campaigns and presentations at conferences and trade shows. Our direct marketing activities include participation in selected trade shows and conferences, targeted advertising, direct mail efforts to existing and prospective customers, and local, regional on-site and web-based seminars. Our corporate website is also used to generate leads for follow-up by our sales organization. Our partner and channel marketing activities help to recruit, train, support and conduct cooperative marketing with technology partners, resellers and value-added resellers. These programs help to foster strong relationships with our partners and take advantage of opportunities for marketing leverage. Our marketing organization also provides a wide-range of programs, materials and events to support the sales organization in its efforts. We have several strategic relationships, including Hyperion Solutions Corp., Advent Software, Inc., Cap Gemini Ernst & Young, Electronic Data Systems Corp., UNISYS Corp. and Microsoft Corp.

In the first quarter of 2002, we renewed and extended our agreement with Advent Software, Inc., whereby Advent can continue to sell and distribute Sagent Solution as a value-added to their portfolio management software. They also acquired the rights to sell full-use upgrades to existing Advent customers, further capitalizing on the Sagent footprint. We also signed a new OEM agreement with Iteration Software, granting them the rights to embed Sagent Technology in their real-time reporting suite.

In the third quarter of 2002, we signed an OEM agreement with ExploreData allowing them to resell our geocoding software using the Sagent-created fire station database.

During 2002, two independent software vendors (ISV) partners, MedInitiatives and Bridge Medical began licensing our software to their customers for us, further extending our reach into the Health Managed Care and Hospital sectors.

In the third quarter of 2001, we signed a system integrator agreement with Satyam in India, an end-to-end IT solutions provider. In Q4 2001 we closed a major OEM contract and strategic partnership with Hyperion Solutions Corp. to embed various components of our technology into Hyperion’s Business Intelligence Platform, and to have Hyperion resell certain our products to their customers. We also signed a systems integration agreement with Cap Gemini Ernst & Young, which yielded five new customers. In the fourth quarter of 2001, we signed a joint sales and marketing agreement with CTC, the largest Sun distributor in the world.

The sales and marketing staff is based at our corporate headquarters in Mountain View, California. We also have field sales offices in five locations around the United States, and six field sales offices in countries throughout the world.

Indirect Sales

We have grown our indirect sales channel by focusing on expanding our relationships with partners who create Sagent-integrated solutions for the needs of companies globally, who resell our product line, who are certified experts in delivering custom application consulting and implementation, and those who extend our marketing reach. About nineteen percent (19%) of our 2002 revenue was generated through such indirect channels. These channels included the following:

•	Independent Software Vendors (ISV’s)—OEM partners embed our products in their own applications to form specialized analytical solutions for vertical or functional applications. Key partners include Advent Software, Hyperion Solutions and Risk Management System (RMS).

•	Systems Integrators—Systems integrator partners deliver custom application consulting and related implementation, integration, and/or training services. Key systems integrator partners include Affiliated Computer Services, Inc., Cap Gemini Ernst & Young, and Satyam.

•	Alliance Programs—Alliance partners cooperatively position and market the benefits of a comprehensive, integrated multi-vendor solution to the marketplace. Key alliance partners include Microsoft and Sun Microsystems.

•	Distributors—To complement our global sales efforts and address certain international markets, we use resellers and distributors to market many of our products. Key distributors include Fujitsu, Intec and Kawasaki.

We believe we offer a compelling value proposition to partners; for example, for ISV partners, we provide business intelligence extensions to partner product lines. By taking advantage of our visual programming interface and fully integrated analytic components, ISV partners achieve faster time to market and lower their non-recurring engineering costs and maintenance costs.

Competition

We operate in an intensely competitive, highly fragmented, and rapidly changing market. Our current and potential competitors offer a variety of software solutions and generally fall within five categories:

•	Vendors of packaged analytic applications such as Informatica Corp., KANA Software, Inc., E.Piphany, Inc.

•	Vendors of business intelligence software such as Brio Software, Inc., Business Objects SA, Crystal Decisions, Inc., Cognos, Inc., MicroStrategy, Inc., and Hummingbird, Ltd.;

•	Vendors of data warehousing/data mart infrastructure environments such as Informatica Corp., Ascential Software Corp., and Business Objects SA;

•	Database vendors that offer products which operate specifically and only with their proprietary database, such as Oracle Corp., International Business Machines Corp., and Microsoft Corp.;

•	Enterprise Information Integration vendors such as Nimble Technology, Inc., MetaMatrix and Enosys Software, Inc.;

•	Data quality vendors, including FirstLogic, Inc., Group 1 Software, Inc. and Continuous Computing Corp.

•	Geocoding vendors including Mapinfo Corp.

The variety of current and potential competitors and the emerging nature of the market make our competitive position uncertain. We have experienced and expect to continue experiencing increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than us. Such competitors may be able to devote greater resources to the development, promotion and sales of their products, or to respond more quickly to changes in customer requirements and/or evolving technology. We anticipate additional competition as other vendors enter the market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition.

Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our prospective customers. Our current or future indirect channel partners may establish cooperative relationships with our current or potential competitors, thereby limiting our ability to sell products through particular distribution channels. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially and adversely affect our ability to obtain new licenses, and maintenance and support renewals for existing licenses on favorable terms. Further, competitive pressures may require us to reduce the price of its products, which could have a material adverse effect on our business, operating results and financial condition.

Our products compete primarily on the basis of the following factors:

•	completeness of solution

•	product features

•	product breadth

•	product quality

•	product performance

•	analytical capabilities

•	access to external information

•	data quality features

•	user scalability

•	web integration

•	data volume scalability

•	ease of use

•	customer support

•	rapid implementation services

•	price

We believe our products presently compete favorably with respect to each of these factors. However, our market is still evolving and there can be no assurance that we will be able to compete successfully against current and future competitors, and the failure to do so successfully could have a material adverse effect on our business, operating results and financial condition, see Recent Development under Item 1. Business.

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

We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We hold a total of six United States patents. There can be no assurance that our patents will not be invalidated, circumvented or challenged, or that the rights there under will provide us with competitive advantages.

In December 2002, we had our sixth patent issued to us. It is “Database Repository with Deferred Transactions”. This allows an application to have one user to make changes to a data item in memory and to allow another user to read that changed data item while the actual underlying database is being written to at a later point in time.

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

•	there is a bankruptcy proceeding by or against us;

•	If we cease to do business; or

•	in some cases, if we fail to meet our contractual obligations.

We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could:

•	be time consuming to defend;

•	result in costly litigation;

•	divert management’s attention and resources;

•	cause product shipment delays; or

•	require us to enter into royalty or licensing agreements.

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

Employees

As of December 31, 2002, we employed 164 full-time personnel, including 98 in sales and services, 4 in marketing, 46 in research and development and 16 in general and administrative positions. Of these employees, 104 were located in the United States and 60 were employed in other countries.

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

Item 2.    Properties

Our principal offices currently occupy approximately 34,000 square feet in Mountain View, California, pursuant to a lease, which expires in October 2003. We also lease a research facility in Boulder, Colorado and have six short-term executive suites leases in North America, including locations in:

•	Arizona

•	California

•	Colorado

•	New Jersey

•	Texas

•	Washington

We also have sales offices in Germany, France, Japan, Australia, the United Kingdom and Asia Pacific. We believe that our facilities are adequate to meet our needs for the next 12 months.

Item 3.    Legal Proceedings

From time to time, we have been subject to litigation including the pending litigation described below. Because of the uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess its potential liability and revise our estimates. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse affect on our business, result of operations, financial condition and cash flow.

In addition, we are engaged in certain legal and administrative proceedings incidental to our normal business activities and believe that these matters will not have a material adverse effect on our financial position, result of operations or cash flow.

From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of purchasers of our common stock between October 21, 1999 and April 18, 2000. On February 4, 2003, the parties entered into a Stipulation of Settlement. Our $5.5 million contribution to the settlement would be funded by our directors’ and officers’ insurance carriers. The Court preliminarily approved the settlement on February 13, 2003. The final approval hearing is scheduled for April 28, 2003.

On November 17, 2000, a derivative lawsuit was filed by a purported Company shareholder in the Superior Court of California for the County of San Mateo (the “Fanucci Complaint”). On February 9, 2001, a second derivative lawsuit was filed in the Superior Court of California for the County of Santa Clara (the “Hu Complaint”). The complaints name certain of our present and former officers and directors as defendants, and our Company as a nominal defendant. The Hu Complaint also names an investment bank retained by us and an employee of that investment bank as defendants. The principal allegation of the complaints is that the defendants breached their fiduciary duties to our Company through the dissemination of allegedly misleading and inaccurate information in 1999-2000. In July 2001, the two cases were coordinated for pretrial purposes in the Superior Court of California for the County of Santa Clara. We filed a motion to dismiss the complaints, on the grounds that, among other things, the plaintiffs had failed to make a pre-suit demand on the board of directors as required by Delaware law. The officer and director defendants joined in the motions to dismiss, and also filed a motion to dismiss on the grounds that the complaint fails to allege the asserted causes of action against the individual defendants. Thereafter, the parties agreed to stay the Hu Complaint indefinitely, pending the outcome of the Fanucci matter.

On March 1, 2002, the court issued an order in the Fanucci case sustaining our motion to dismiss and granting the plaintiff leave to amend the complaint. The Fanucci plaintiff filed an amended complaint on April 2, 2002. The individual defendants and we each filed motions to dismiss to that complaint. The Court sustained the motion to dismiss, with leave to amend. The plaintiff filed an amended complaint on November 15, 2002; the defendants file motions to dismiss on the same grounds as those identified in their prior motions. The hearing of the defendants’ motions to dismiss is scheduled for April 22, 2003.

In October 2001, infoUSA, Inc. filed a complaint against us in the District Court of Douglas County, Nebraska, seeking amounts infoUSA claims are owed under a license agreement between Sagent and infoUSA. The amount of the claim is $900,000, plus interest. A default judgment for the full amount of the claim was entered against us on December 20, 2001, for failure by us to respond to the initial complaint. We filed a motion to set aside the default judgment in January 2002. On February 22, 2002, the court granted our motion to set aside the default judgment, and allowed us to file its answer to the complaint. The parties entered into a Settlement and Mutual Release Agreement effective January 20, 2003. The Settlement Agreement calls for us to pay $700,000 to infoUSA in full settlement of all claims, at which time the lawsuit will be dismissed. As of December 31, 2002, we accrued $700,000 in “software royalties” under accrued liabilities in Note 6 to the Consolidated Financial Statements. In accordance with the agreement, we paid $150,000 in January 2003 and will pay $137,500 quarterly through December 31, 2003.

In November and December 2001, several class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of purchasers of our stock between May 11, 2001 and November 28, 2001. The complaints alleged that we and certain of our officers and directors violated the Securities Exchange Act of 1934 in connection with our restatement of our first and second quarters of 2001 financial statements, resulting from a fraud scheme perpetrated on us by a former employee who falsely claimed to have made sales of our products to the federal government. A consolidated complaint was filed in April 2002, and on September 11, 2002, the court dismissed the complaint with leave to amend. Thereafter, on October 16, 2002, the plaintiffs filed a notice of their intent to stand on the complaint, without further amendment.

Beginning in February 2002, three derivative lawsuits were filed by purported Company shareholders in the United States District Court for the Northern District of California. The complaints name certain of our present and former officers and directors as defendants. The complaints allege that the defendants breached their fiduciary duties to us through the dissemination of allegedly misleading and inaccurate information. The plaintiffs filed a consolidated complaint on August 26, 2002. The defendants moved to dismiss that complaint on October 10, 2002. No order has yet been issued.

Following its investigation of the circumstances that lead to the restatement of our financial statements for the first and second quarters of 2001, and the revision of our financial statements for the third quarter of 2001, we entered the Department of Defense’s (“DOD”) Voluntary Disclosure Program. On June 7, 2002, we filed with the DOD a report of our investigation which revealed that a single non-officer employee was solely responsible for submitting false documents to us which purportedly showed that we had entered into contracts with the federal government, and that we had unwittingly submitted requests for payment to U.S. government agencies not knowing that the employee had fabricated those contracts in order to defraud us of various payments and benefits including commission payments.

In March 2002, we filed suit against MICROS Systems, Inc. (“MICROS”) in Santa Clara County California alleging that MICROS had breached a contract to purchase from us certain software and a related service agreement. The value of that contract is $136,000. MICROS removed the case to the United States District Court for the Northern District of California and the case was subsequently transferred to the United States District Court for the District of Maryland, where it is currently pending. MICROS has asserted a counterclaim against us, alleging various torts and breaches of duties. MICROS’ counterclaim seeks in excess of $1 million in damages. The parties are in the early stages of discovery.

We entered into a Mutual OEM Agreement with Smart Online, Inc. (“Smart Online”) effective September 19, 2000. Disputes arose related to the relationship between the parties and Smart Online filed a lawsuit in North Carolina. We filed a lawsuit in California and Smart Online filed a Cross-complaint in the California action. The parties entered into a Settlement and Mutual Release Agreement effective July 16, 2002, which terminated the relationship between the parties and waived and released all disputes without any cost to either party.

In connection with a dispute that arose with certain consultants over our operations in Brazil, in October 2002 we entered into a Settlement Agreement with the Brazilian consultants and their consulting company. The consultants had filed a lawsuit against us. The Settlement Agreement called for us to pay $400,000 to the consultants in full settlement of all claims, at which time the lawsuit will be dismissed. We accrued the settlement amount as of September 30, 2002, and paid it in October 2002, and we expect the lawsuit to be dismissed shortly.

In early 2000, we entered into a software license agreement with Mountain Energy Corporation (“MEC”). MEC filed for bankruptcy in October 2000. We recently received a letter from the MEC bankruptcy trustee alleging that we had recently received certain preferential payments and demanding that we disgorge those payments. The amount in controversy is approximately $1,040,000. The range of this probable loss contingency is estimated to be between $62,500 and $937,500. As of December 31, 2002, we accrued $487,500 in accrued liabilities. This amount represents Management’s best estimate pursuant to the provisions of SFAS No. 5 “Accrual of Loss Contingencies”.

On March 19, 2003, we received a notice from CDC declaring that an event of default had occurred under agreements relating to secured loans totaling $7 million made by CDC to us in the fourth quarter of 2002. CDC declared the entire principal amount under the loans to be immediately due and payable, and asserted control over our bank deposit accounts. On March 20, 2003, CDC caused approximately $4.5 million that was in our deposit accounts to be transferred to a CDC bank account in Hong Kong. CDC also filed a complaint against us asserting claims for, among other things, breach of contract and negligent misrepresentation, in connection with the loan agreement in the U.S. District Court for the Northern District of California.

We disputed that an event of default existed under the loans, and averred that we were current in payments of interest under the loans, and that no principal payments are due under the loans prior to October 24, 2004. We filed our own complaint asserting claims for breach of contract and conversion in the Santa Clara County Superior Court, and sought injunctive relief. Thereafter, CDC removed that action to federal court. On April 4, 2003, the parties entered into a settlement agreement by which CDC would be permitted to retain the funds transferred to Hong Kong on March 20, 2003 and we agreed to pay the remaining amounts due plus interest, and to pay $500,000 to CDC in exchange for all 8 million warrants held by CDC and for CDC’s expenses. On April 15, 2003, using funds derived from a secured bridge financing from Group 1 Software, Inc., We paid the amounts due under the settlement agreement. Under the terms of the settlement agreement, Sagent and CDC will each dismiss their lawsuits.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed for trading on The Nasdaq Stock Market’s National Market under the symbol “SGNT.” The following table lists the high and low closing sales prices of our common stock for the periods indicated.

	High	Low
Year Ended December 31, 2002:
Fourth Quarter	$0.45	$0.10
Third Quarter	$0.85	$0.07
Second Quarter	$1.05	$0.60
First Quarter	$1.43	$0.80
Year Ended December 31, 2001:
Fourth Quarter	$1.93	$0.61
Third Quarter	$2.56	$1.10
Second Quarter	$2.20	$1.12
First Quarter	$4.88	$1.63

At March 25, 2003, there were approximately 274 stockholders of record of our common stock, and the last reported sales price of our common stock was $0.11. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of shareholders requested by these record holders.

We have never declared or paid cash dividends on our common stock. We expect to retain future earnings, if any, for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 6.    Selected Financial Data

The following selected consolidated annual and quarterly financial data are qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements, including the Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report.

	Selected Annual Financial Data Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Net revenue	$37,864	$47,418	$58,188	$48,001	$25,001
Net loss	$(22,185)	$(40,263)	$(23,704)	$(12,092)	$(15,056)
Net loss per common share:
Basic and diluted	$(0.48)	$(1.02)	$(0.82)	$(0.55)	$(2.60)
Total assets	$31,260	$49,786	$46,087	$66,704	$18,617
Long-term obligations	$5,427	$1,554	$895	$1,491	$4,062
Accumulated deficit	$(129,389)	$(107,204)	$(66,941)	$(43,237)	$(31,145)
Total stockholder’s equity	$6,389	$24,853	$26,665	$43,374	$2,299

	Selected Quarterly Financial Data Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2002:
Revenue	$11,283	$9,241	$8,814	$8,526
Gross profit	$8,334	$5,520	$6,777	$6,429
Net loss before income taxes	$(3,579)	$(6,379)	$(9,005)	$(2,677)
Net loss	$(3,723)	$(6,554)	$(9,116)	$(2,792)
Losses per share:
Basic and Diluted	$(0.08)	$(0.14)	$(0.20)	$(0.06)
2001:
Revenue	$10,291	$12,534	$11,448	$13,145
Gross profit	$6,327	$8,757	$7,327	$8,768
Net loss before income taxes	$(10,499)	$(6,911)	$(12,508)	$(9,831)
Net loss	$(10,524)	$(6,943	$(12,760)	$(10,036)
Losses per share:
Basic and Diluted	$(0.32)	$(0.19)	$(0.31)	$(0.22)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally preceded by words that imply a future state such as “expected” or “anticipated” or imply that a particular future event or events will occur such as “will.” Investors are cautioned that all forward-looking statements involve risks and uncertainties, and that actual results could be materially different from those discussed in this report. The section below entitled “Risk Factors” and similar discussions in our other SEC reports filed with the SEC discuss some of the important risk factors that may affect our business, results of operations and financial condition. Copies of our reports filed with the SEC are available from us without charge and on the SEC’s website at www.sec.gov. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results, levels of activity or performance and represent our expectations only as of the date they are made.

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

Recent Major Developments

Sale of Assets—Plan of Liquidation

On April 15, 2003, we entered into an Asset Purchase Agreement with Group 1 Software, Inc. Subject to the terms and conditions of the Asset Purchase Agreement, Group 1 will pay us up to $17 million, in exchange for substantially all of our assets, including all intellectual property, accounts receivable, cash on hand, certain contracts, property & equipment and other designated assets, and the assumption of specified liabilities. The purchase price of $17 million is payable through the cancellation of the secured bridge loans referred to below, with the remainder to be paid in cash. The purchase price of $17 million may be reduced, based on changes in the value of the acquired assets and assumed liabilities prior to the closing.

Group 1 has a period of time to complete their due diligence review of our assets and liabilities, after which Group 1’s board of directors will consider the Asset Purchase Agreement for approval. Group 1 may terminate the Asset Purchase Agreement if it is not satisfied with the results of its due diligence investigation, or if its board of directors does not approve the transaction. We expect that Group 1’s board of directors will act with respect to the Asset Purchase Agreement by May 9, 2003.

Assuming the satisfactory completion by Group 1 of its due diligence review and the approval by Group 1’s board of directors, and subject to approval by our stockholders and satisfaction of the other closing conditions set forth in the Asset Purchase Agreement, we expect that the sale of assets will be consummated near the end of the second calendar quarter of 2003 or early in the third calendar quarter of 2003. After the closing of the sale of assets, and following the expiration of our indemnity obligations four months after the closing, we will, subject to approval by our stockholders, wind up our operating business, effect a complete liquidation and dissolution of the company, and distribute any remaining cash to our stockholders. We expect to complete the liquidation and final distribution prior to the end of the calendar year 2003.

Concurrent with the signing of the Asset Purchase Agreement, Group 1 provided us with $5 million in bridge financing, secured by all of our assets. Of that amount, approximately $3.1 million was used to pay all amounts owed to CDC under a settlement agreement. Under the terms of the bridge financing, Group 1 has agreed to lend us an additional $2 million after, and if, the Asset Purchase Agreement is approved by Group 1’s board of directors.

Restructuring

In response to challenges in the business environment, in December 2001, our Board of Directors approved a restructuring program aimed at streamlining the underlying cost structure to better position us for growth and improved operating results. As part of the restructuring plan, we consolidated our Florida facility and implemented a reduction in workforce of approximately 14% or 51 employees and contractors through March 31, 2002.

During the second quarter of 2002, we implemented a new restructuring plan which was executed during the remainder of 2002. The major element of the restructuring plan was to terminate certain employees; as a result, we had a reduction in force of approximately 36% or 94 employees, which brought our total headcount to 164 worldwide. The reductions came from all areas of our Company, and the terminations were substantially completed by December 31, 2002. Our Chief Executive Officer and President, our Executive Vice President—Sales, and Chief Marketing Officer stepped down as part of this restructuring. Further, we decided to proceed with closing several domestic US sales offices and international sales offices in Brazil, Mexico and the Netherlands and also discontinued our marketing services business due to changes in our strategy. The purpose of the restructuring was to bring operating expenses in line with net revenues with the goal of achieving cash flow breakeven in the near future and strategically focusing our Company on its core business. The restructuring was substantially completed during 2002.

The majority of the cost savings is expected to be realized as a result of lower headcount and reduced facility costs. Over time, these cost savings are expected to be partially offset by increased operating expenses to support future growth.

Debt Financing with CDC

In October 2002, we entered into an agreement with CDC to obtain secured loans of up to $7 million in the aggregate. As part of this agreement, CDC was entitled to receive warrants to purchase 8 million shares of our common stock at a price of $0.10 per share as the loan was funded. In addition, certain financial advisors also received warrants to purchase an aggregate of 400,000 shares of our common stock at $0.10 per share. As of December 31, 2002, we had closed on all $7 million of the loan facility. The net proceeds to us, after payment of expenses, were approximately $6.6 million.

On March 19, 2003, we received a notice from CDC declaring that an event of default had occurred under the loan agreements. CDC declared the entire principal amount under the loans to be immediately due and payable, and asserted control over our bank deposit accounts. On March 20, 2003, CDC caused approximately $4.5 million that was in our deposit accounts to be transferred to a bank account in Hong Kong. We disputed that an event of default existed under the loans. On April 4, 2003, the parties entered into a settlement agreement by which CDC would be permitted to retain the funds transferred to Hong Kong on March 20, 2003 and we agreed to pay the remaining amounts due plus interest, and to pay $500,000 to CDC in exchange for all 8 million warrants and for CDC’s expenses. On April 15, 2003, using funds derived from a new secured bridge financing from Group 1 Software, Inc., we paid the amounts due under the settlement agreement.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, intangible assets and goodwill and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition

•	Valuation of long-lived assets and goodwill

•	Consolidation of our international operations

•	Valuation allowance

•	Contingent liabilities

We discuss these policies further below, as well as the estimates and judgments involved.

Revenue recognition

We license software products directly to our customers and through channel partners such as independent software vendors, resellers and distributors. Independent software vendors generally integrate our products with their applications and will embed them into their products or resell them with their products. Our other channel partners, principally resellers and distributors, sell our software products to end user customers.

We derive our revenue from license fees for software products and fees for services relating to the software products, including consulting, training, software and data updates, technical support and real-time marketing services over the internet.

We recognize revenue in accordance with Statement of Position 97-2 Software Revenue Recognition (SOP 97-2), as amended by SOP 98-4 and 98-9 and generally recognize revenue when all of the following criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) the fee is fixed or determinable, and 4) collectability is probable. We define each of the four criteria above as follows:

Persuasive evidence of an arrangement exists—It is our customary practice to have a written contract, which is signed by both the customer and Sagent, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement, or original equipment manufacturers (OEM) arrangement, prior to recognizing revenue on an arrangement.

Delivery has occurred—Our software may be either physically or electronically delivered to the customer. For those products that we deliver physically, our standard transfer terms are FOB shipping point. For an electronic delivery of software, delivery is considered to have occurred when the customer has been provided with the access codes that allow the customer to take immediate possession of the software on its hardware. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered. License keys for our software are generally delivered via electronic email to customers on the date of the order.

The fee is fixed or determinable—The fee our customers pay for products is negotiated at the outset of an arrangement. Arrangement fees are generally due within six months or less. Arrangements with payment terms extending beyond these customary payments terms are considered neither to be fixed nor determinable, and revenue from such arrangements is recognized as payments become due and payable.

Collectability is probable—Collectability is assessed on a customer-by-customer basis. We assess collectability based on a number of factors, including past transaction history with the customers and their credit worthiness. New customers are subjected to a credit review process, which evaluates the customer’s financial position and ultimately their ability to pay. We obtain and reviews credit reports from the third-party credit reporting agencies for new customers with which we are not familiar. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. The determination regarding the probability of collection ultimately relies on management judgment. If changes in conditions cause management to determine that this criteria is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Revenue for transactions with enterprise application vendors, OEMs, and distributors is generally recognized when the licenses are resold or utilized by the reseller and all related obligations on our part have been satisfied. However, if the contract stipulates a non-refundable royalty payment to be paid in advance of any resale, revenue is recognized upon execution of the contract, provided all other revenue recognition criteria have been met. We report the revenue generated through distributors based on FASB Emerging Issues Task Force (EITF) 99-19 on a gross basis only if we act as the principal in the transaction and assume the risks and rewards of ownership, such as the risk of loss for collection, delivery and returns. In these cases we reflect the distributors’ fees under sales and marketing expenses. If the above conditions do not exist, we record revenue based on the net amount retained (that is, the amount billed to the customer less the amount paid to the distributor.)

We allocate revenue on software arrangements involving multiple elements to the delivered element using the residual method. Our determination of fair value of the undelivered elements in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE of fair value to allocate revenue to the maintenance and data services components of our license arrangements. We sell our data separately, and have established VSOE of fair value on this basis. We have also established VSOE of fair value for maintenance services for arrangements less than $1 million through selling such services separately. VSOE of fair value for maintenance services for arrangements greater than $1 million is determined based upon the customer’s contractual annual renewal rates. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from data, maintenance and professional services are recognized ratably over their respective terms.

We usually license our software products on a perpetual basis. If vendor specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until the earlier of a) when such evidence does exist for the undelivered elements, or b) when all elements are delivered. Where software license contracts call for payment terms of six months or more from the date of delivery, revenue is recognized as payments become due and payable and all other conditions for revenue recognition have been satisfied.

Our customers generally require consulting and implementation services which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their needs. When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that a) the above revenue recognition criteria are met, b) payment of the license fees is not dependent upon performance of the consulting services, c) the services do not include significant alterations to the features and functionality of the software and d) VSOE of services has been established as discussed above. To date, services have not been essential to the functionality of the software products for substantially all software agreements.

Maintenance contracts generally call for us to provide technical support and software updates and upgrades to customers. Maintenance revenue is recognized ratably over the term of the maintenance contract, generally on a straight-line basis when all revenue recognition requirements are met. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed and when it is determined that we have fulfilled our obligations resulting from the service contract.

Valuation of long-lived assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective in 2002. Upon adoption of SFAS No. 142, we have ceased to amortize any goodwill starting January 1, 2002. In lieu of amortization, we are required to perform impairment reviews of our goodwill. We assess the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In addition to the annual review of goodwill required by SFAS No. 142, the following factors could trigger an impairment review:

•	changes in economic and industry trends

•	changes in the strategies of our company in sales and marketing and research and development

•	changes in projected future operating results

•	changes in the mode of operations and the exit from facilities

•	significant decline in our stock price for a significant period of time

When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon any of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow using a discount rate determined by our management to be commensurate with the risk inherent in our business model. If the assumptions we use to determine the valuation of these long-lived assets prove to be wrong, we may be required to record impairment charges to the carrying value of these assets in future periods.

Consolidation of our international operations

We have several international subsidiaries that accounted for 38% of our net revenue, 21% of our total assets and 17% of our total liabilities as of December 31, 2002. The functional currency of our foreign subsidiaries is the local currency. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. Assets and liabilities of international subsidiaries that operate in a local currency environment are translated to U.S. dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustments directly recorded as a separate component of accumulated other compensative income (loss). Income and expense accounts are translated at average exchange rates during the year.

Accordingly, we had a cumulative translation loss of $0.05 million and a cumulative translation gain of $0.02 million at December 31, 2002 and 2001, respectively. Had we determined that the functional currency of our subsidiaries was the U.S. dollar, these losses and gains would have increased or decreased our loss for each of the years presented. The magnitude of these gains and losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar.

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

Valuation allowances

The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

We also analyze current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment, historical experience with the customer and the aging of the accounts receivable. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable. In addition, we maintain a general reserve for invoices without specific reserves by applying a percentage based on the age category. In 2002, we incurred $1.0 million of bad debt expense and wrote-off $1.2 million in accounts receivable against the allowance for doubtful accounts.

We have a 90-day warranty for any defects in the products that we sell to customers. We have not provided any allowances for returns since historically we have not had any material returns due to defects.

Contingent Liabilities

Our current estimated range of liability related to some of the pending litigation is based on claims for which we can reasonably estimate the amount and range of loss (as discussed in Item 3. Legal Proceedings). Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Results of operations for fiscal years ended December 31, 2002, 2001 and 2000

The following table sets forth certain data from our consolidated statements of operations as a percentage of total revenue. The information contained in the table below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report.

	Years Ended December 31,
	2002		2001		2000
Revenue:
License	$19,843	52%	$25,804	54%	$34,666	60%
Service	18,021	48	21,614	46	23,522	40

Total net revenue	37,864	100	47,418	100	58,188	100

Cost of revenue:
License	1,810	5	3,855	8	2,164	4
Service	7,754	20	10,497	22	10,491	18
Impairment of licensed technology	1,240	3	1,887	4	335	—

Total cost of revenue	10,804	28	16,239	34	12,990	22

Gross profit	27,060	72	31,179	66	45,198	78

Operating expenses:
Sales and marketing	24,505	65	37,413	79	37,141	64
Research and development	11,719	31	13,560	29	16,668	29
General and administrative	5,698	15	13,451	29	15,062	26
Stock-based compensation	298	1	844	2	703	1
Amortization of goodwill	—	—	2,439	5	1,957	3
Asset impairment	1,066	3	3,429	7	—	—
Restructuring and related charges	4,606	12	683	1	—	—
Merger and integration credits	—	—	—	—	(2,318)	(4)

Total operating expenses	47,892	127	71,819	152	69,213	119

Loss from operations	(20,832)	(55)	(40,640)	(86)	(24,015)	(41)
Interest income	237	1	623	1	1,367	2
Interest (expense)	(436)	(1)	(540)	(1)	(90)	—
Other income (expense), net	(609)	(2)	808	2	(456)	(1)

Loss before income taxes	(21,640)	(57)	(39,749)	(84)	(23,194)	(40)
Income tax expense	545	1	514	1	510	1

Net loss	$(22,185)	(58)%	$(40,263)	(85)%	$(23,704)	(41)%

Revenue

Our total revenue is made up of license revenue and services revenue. Our total revenue was $37.9, $47.4, and $58.2 million in 2002, 2001 and 2000, respectively, representing a decrease of 20% or $9.5 million from 2001 to 2002 and a decrease of 19% or $10.8 million from 2000 to 2001. The decrease in revenue in the past two years was primarily attributed to a slower domestic market demand for software products in a slowing global economy which resulted in continued lengthening of the enterprise sales cycle and deferral of information technology (IT) spending.

License revenue was $19.8, $25.8, and $34.7 million in 2002, 2001 and 2000, respectively, representing a decrease of 23% or $6.0 million from 2001 to 2002 and a decrease of 26% or $8.9 million from 2000 to 2001. The decline was mainly attributed to a reduction in the number and the size of the deals closed in 2002. Uncertainty in global economic conditions continues to make it difficult to predict our product demand. During the third quarter of 2002, we had a restructuring and as part of this restructuring, there were management changes at the executive level which resulted in sales force turnover. This reorganization impacted the performance of our sales forces in the United States and Asia Pacific.

Service revenue was $18.0, $21.6, and $23.5 million in 2002, 2001, and 2000, respectively, representing a decrease of 17% or $3.6 million from 2001 to 2002 and a decrease of 8% or $1.9 million from 2000 to 2001.

	Year Ended December 31,
	2002	2001	2000
Service:
Maintenance	$11,294	$10,367	$7,683
Professional services	6,727	11,247	15,839

Total service revenue	$18,021	$21,614	$23,522

Maintenance revenue was $11.3, $10.4, and $7.7 million in 2002, 2001, and 2000, respectively, representing an increase of 9% or $0.9 million from 2001 to 2002 and an increase of 35% or $2.7 million from 2000 to 2001. The sequential increases in maintenance revenue were due primarily to new licenses and an increased effort to renew the maintenance agreements within the existing customer base.

Professional services revenue was $6.7, $11.2, and $15.8 million in 2002, 2001, and 2000 respectively, representing a decrease of 40% or $4.5 million from 2001 to 2002 and a decrease of 29% or $4.6 million from 2000 to 2001. Decreases in professional services revenue in 2002 from 2001 was due primarily to a decline in consulting and training services attributed to a slow down of the economy and a decline in new license revenue. During the third quarter of 2002, we had a restructuring and as part of this restructuring, headcount for professional services was reduced by 19 to 45.

	Year Ended December 31,
	2002	2001	2000
Revenue:
U.S.A (Domestic)	$23,441	$33,946	$50,624
International	14,423	13,472	7,564

Total net revenue	$37,864	$47,418	$58,188

A significant portion of our revenue is generated outside the United States. Our international revenue was 38% of total revenue or $14.4 million and 28% or $13.5 million and 13% or $7.6 million of our total revenue in 2002, 2001 and 2000, respectively, representing an increases of $0.9 million or 7% from 2001 to 2002 and $5.9 million or 78% from 2000 to 2001. The 78% increase was attributed mainly to the expansion of our international operations as well as stronger overseas market demand for our products during 2000 and 2001.

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

A portion of our business is conducted in currencies other than the U.S. dollar and the effect of exchange rates on our total revenues was immaterial during 2002, 2001 and 2000. Foreign exchange rates will continue to affect our total revenue and results of operations depending on the U.S. dollar strengthening or weakening relative to foreign currencies. Unfavorable changes in each country’s general economic and political environment or foreign exchange rates may have a material adverse impact on our total revenue and results of operations.

Cost of Revenue

Cost of revenue from license sales consists primarily of development costs, royalties, product packaging, shipping, media and documentation. Our cost of revenue from license sales was $1.8, $3.9, and $2.2 million in 2002, 2001, and 2000, respectively, representing 9%, 15%, and 6% of license revenue in the respective periods. The decrease from 2001 to 2002 was primarily due to reductions in headcount, and increased efficiencies in packaging, shipping, media and documentation expense as we have been providing our customers with soft copy documentation which we initiated early in 2002. The increase from 2000 to 2001 was primarily due to an increase in fees paid to third parties for integrated technology license fees.

Cost of service consists primarily of personnel costs associated with providing software maintenance, technical support, training and consulting services. Cost of service was $7.8, $10.5, and $10.5 million in 2002, 2001, and 2000, respectively, representing 43%, 49%, and 45% of services revenue in the respective periods. The percentage decreases from 2001 to 2002 were mainly attributed to the outsourcing of data processing services and a reduction in salary related expenses during 2002. The percentage increase from 2000 to 2001 was primarily due to lower utilization of professional services consultants.

We also incurred licensed technology impairments of $1.2 and $1.9 million in 2002 and 2001, respectively, which are included in cost of revenue, as such licensed technology is no longer expected to be utilized in our future product sales.

Gross Profit

Gross profit was $27.1, $31.2 and $45.2 million in 2002, 2001 and 2000, respectively, representing 72%, 66% and 78% of total revenue in the respective periods. The percentage increase from 2001 to 2002 was mainly attributed to improved gross margins for both license and service sales, resulting from the decrease in cost of revenue as discussed in previous paragraphs, and partially due to the mix of revenue with a higher percentage of license to services revenue. The percentage decline from 2000 to 2001 was mainly attributed to the $1.9 million charge for the impairment of licensed technology and a $1.7 million increase in the cost of revenue for license and service.

Our service revenues have a substantially lower margin than our product license revenues, and an increase in service revenues relative to license revenues could harm our gross margins.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel, commissions, travel, sales and marketing programs, branch sales facilities and distributor’s commissions. Sales and marketing expenses were $24.5, $37.4 and $37.1 million in 2002, 2001 and 2000, respectively, representing 65%, 79% and 64% of total revenue in the respective periods. The decline of $12.9 million or 34% from 2001 to 2002 was primarily attributable to a $8.9 million decrease in salary related expenses due to a reduction in headcount from 145 to 79, a $1.5 million decrease in marketing related programs, a $1.5 million decrease in facility and sales office expenses due to closing of several sales offices in 2001 and 2002; and a $0.8 million decrease in travel related expenses. Sales and marketing expenses were consistent in 2001 and 2000.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance, testing and facilities. Research and development expenses were $11.7, $13.6 and $16.7 million in 2002, 2001 and 2000, respectively, representing 31%, 29% and 29% of total revenue in the respective periods. The decline of $1.9 million or 14% from 2001 to 2002 was mainly attributable to $1.7 million reduction in salary and related expenses due to a reduction headcount from 73 in 2001 to 46 in 2002, a decrease of 27 or 37% year over year. The decrease from 2000 to 2001 was attributable to cost cutting measures as part of the restructuring plan to reduce headcount and control discretionary spending.

General and Administrative

General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management as well as legal, accounting and bad debt expenses. General and administrative expenses were $5.7, $13.5 and $15.0 million for 2002, 2001 and 2000, respectively, representing 16%, 30% and 26% of total revenue in the respective periods. The decrease of $7.8 million or 58% from 2001 to 2002 was primarily attributable to a $1.3 million reduction in bad debt expenses; a $2.8 million decrease in facility related costs and a $3.6 million decrease in personnel and related costs due to a reduction in headcount of 9 or 36% from 25 to 16. The decline from 2000 to 2001 was attributable to cost cutting measures resulting from the closure of offices, decreases in bad debt expense, and decreases in legal fees related to litigation.

Stock-Based Compensation

In 2000, we granted restricted stock to a then current officer and recorded deferred stock-based compensation of $1.7 million, which represents the difference between the fair value of our stock and the purchase price at the date of grant. This deferred stock-based compensation was computed using the Black-Scholes option valuation model and the related amortization was being charged to operating expense over a four-year vesting period on a straight-line basis. Deferred stock-based compensation is presented as a reduction of stockholders’ equity. Amortization of stock-based compensation amounted to $0.2, $0.4 and $0.2 million in 2002, 2001 and 2000, respectively. In the third quarter of 2002, we recorded a restructuring charge of $0.9 million representing the remaining balance of deferred stock-based compensation resulting from the acceleration of vesting of a former executive’s restricted shares under the terms of his separation agreement. As of December 31, 2002, there was no remaining deferred stock-based compensation.

We also recorded compensation of $0.3 and $0.5 million in 2001 and 2000, respectively, related to the issuance of options at below market value in connection with the acquisition of Sagent Brazil Ltd. These amounts were included as prepaid compensation under other current assets. These amounts were being amortized over the respective vesting periods on a straight-line basis. Amortization amounted to $0.1, $0.4 and $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Amortization of Goodwill

Amortization of goodwill was $0, $2.4 and $2.0 million in 2002, 2001 and 2000, respectively, representing 0%, 5% and 3% of total revenue in the respective periods. Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable assets we have acquired. Prior to 2002, we amortized goodwill on a straight-line basis over a period of five years. On January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” We ceased amortization of goodwill effective January 1, 2002. In lieu of amortization, we are required to perform annual impairment reviews of our goodwill. In addition, we assess the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Asset Impairment

The asset impairment charge of $1.1 million incurred in 2002 consisted of $0.8 million goodwill impairment related to the closure of certain operations and $0.3 million reserve on stockholders’ notes.

The asset impairment charges of $3.4 million in 2001 consisted of $1.8 million reserve on shareholders’ notes, $1.2 million impairment of prepayments for data center services, and $0.3 million reduction in the carrying value of goodwill, and $0.1 million of other losses related to the closing of a remote facility.

Restructuring and Related Charges

In December 2001, we implemented a restructuring plan aimed at streamlining the underlying cost structure to better position us for growth and improved operating results. As part of the restructuring plan, we consolidated our Florida facility and implemented a reduction in workforce of approximately 14% or 51 employees and contractors through March 31, 2002.

During the second quarter of 2002, we implemented a new restructuring plan which was executed during the remainder of 2002. The major element of the restructuring plan was to terminate certain employees; as a result, we had a reduction in force by approximately 36% or 94 employees, which brought our total headcount to 164 worldwide. The reduction came from all areas of our Company, and the terminations were completed by December 31, 2002. Our Chief Executive Officer and President, our Executive Vice President—Sales, and Chief Marketing Officer stepped down as part of this restructuring. Further, we decided to proceed with closing several domestic sales offices and international sales offices in Brazil, Mexico and the Netherlands and also discontinued our marketing services business due to changes in our strategy. The purpose of the restructuring was to bring operating expenses in line with net revenues with the goal of achieving cash flow breakeven in the near future and strategically focusing our Company on its core business. The restructuring was substantially completed during 2002.

We incurred $4.6 million in restructuring and related charges for the year ended December 31, 2002, consisting primarily of personnel and facility related costs. We paid $1.9 million for the year ended December 31, 2002, $0.6 million will be paid in the next two quarters, and the remaining $2.1 million, consisting of non-cash charges, primarily related to $1.2 million from forgiveness and impairment of loans to former executives and $0.9 million in stock compensation from the acceleration of vesting for a terminated executive.

Merger and Integration Credit

As a result of the business combination with QMS on December 11, 1999, which was accounted for as a pooling of interests, we estimated merger-related costs of $4.6 million. These costs included transaction costs, write-offs of duplicate equipment and other assets, and severance pay and outplacement for nine employees. In 2000, the remaining balance of $2.3 million in accrued merger related costs was reversed resulting in a credit on the consolidated statement of operations.

Interest Income

Interest income decreased to $0.2 million in 2002, from $0.6 million in 2001 and $1.4 million in 2000. Interest income was earned primarily from investments in cash equivalents and short-term marketable securities as a result of higher average cash and investment balances which were derived mainly from net proceeds from private placements in 2001 and an initial public offering in 1999. During 2000, we liquidated or sold the remaining balance of marketable securities, and as a result, the interest income was decreased substantially in 2001.

Interest Expense

Interest expense was $0.4, $0.5 and $0.1 million in 2002, 2001 and 2000, respectively. The higher costs in 2002 and 2001 were primarily due to interest attributable to the debt financing in 2002 and the capital lease arrangements in 2001.

Other Income (Expense), net

Net other expense was $0.6 million in 2002 compared with net other income of $0.8 million in 2001. Net other expense of $0.6 million in 2002 consisted of $0.3 million of foreign currency losses resulting from the closure of offices in Brazil and Mexico, $0.5 million impairment of investment in Responsys offset by recognition of $0.2 million of minority interest in the losses of Sagent Asia/Pacific and $0.1 million loss in disposal of long-lived assets. Net other income of $0.8 million in 2001 consisted of $0.4 million gain from the settlement of litigation, recognition of $0.7 million of minority interest the losses of Sagent Asia/Pacific offset by a $0.2 million impairment of an investment in Responsys and $0.1 million in loss of disposal of long-lived assets. The net other expense in 2000 consisted mainly of equity loss in investment and a loss on disposal of long-lived asset.

Income Tax Expense

Income tax expense remains consistent at $0.5 million for each of the three years. Income tax expense consists mainly of state franchise, local tax and foreign withholding tax.

At December 31, 2002, we had available net operating loss carryforwards for federal and California income tax purposes of approximately $89.4 million and $35.1 million, respectively. The federal net operating loss carryforwards will expire, if not utilized, beginning in 2010. California net operating loss carryforwards will expire, if not utilized, beginning in 2005. At December 31, 2002, we also had available research and development credit carryforwards for federal and California income tax purposes of approximately $2.5 million and $1.9 million, respectively.

Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns, we recorded a valuation allowance against all of our net deferred tax assets. The federal research credit carryforwards will expire, if not utilized, beginning 2010. The California research credit can be carried forward indefinitely until utilized.

Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. We have not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change occurred, utilization of the net operating loss carryforwards could be reduced significantly.

Liquidity and Capital Resources

On April 15, 2003, we entered into an Asset Purchase Agreement with Group 1 Software, Inc. Subject to the terms and conditions of the Asset Purchase Agreement, Group 1 will pay us up to $17 million, in exchange for substantially all of our assets, including all intellectual property, accounts receivable, cash on hand, certain contracts, property & equipment and other designated assets, and the assumption of specified liabilities.

Concurrent with the signing of the Asset Purchase Agreement, Group 1 provided us with $5 million in bridge financing, secured by all of our assets. Of that amount, approximately $3.1 million was used to pay all amounts owed to CDC under a settlement agreement. Under the terms of the bridge financing, Group 1 has agreed to lend us an additional $2 million after, and if, the Asset Purchase Agreement is approved by Group 1’s board of directors.

We believe that the net proceeds of approximately $1.9 million from the Group 1 loan, together with cash from operations, will allow us to remain in operation for at least the next month. If we satisfy the conditions for an additional $2 million loan from Group 1 and obtain those funds on a timely basis, we believe that we will have sufficient funds to to remain in operation through the end of the second calendar quarter. If we do not complete the asset sale transaction with Group 1 on a timely basis, we will need to obtain additional financing or take other measures to enable us to continue operations.

The asset purchase agreement entered with Group 1 allows Group 1 to elect to terminate the agreement if, among other things, Group 1 is not satisfied with due diligence or if the board of directors of Group 1 do not approve the transaction. Consequently, although we have entered an agreement with Group 1, there is a substantial risk that the asset sale will not close given Group 1’s broad discretion to terminate the agreement. If we do not complete the transaction with Group 1, there is a significant possibility that we will not be able to raise additional funds or take other actions to the extent and in the timeframe necessary to remain in operation.

As of December 31, 2002, our principal source of liquidity consisted of $9.7 million of unrestricted cash and cash equivalents and $0.9 million restricted cash in the form of a money market account and certificate of deposit. Since inception, we have funded our operations primarily through private sales of equity securities, the use of equipment leases and the initial public offering of our common stock in April 1999, not from cash generated by our business.

Net cash provided by financing activities was $4.4 million in 2002, due primarily from the net proceeds of $6.6 million in connection with the loan facility completed in October and December of 2002 offset by $2.2 million principal payments under capital lease obligation. Net cash provided by financing activities was $30.9 million in 2001, due primarily from the net proceeds of $32.5 million in connection with the two private placements completed in February and August of 2001. Net cash provided by financing activities was $3.2 million in 2000, primarily from the proceeds related to issuance of common stock upon exercise of stock option and employee stock purchase plan (ESPP).

Net cash provided by investing activities was $0.2 million, $1.0 million and $13.1 million in 2002, 2001 and 2000, respectively. Net cash provided by investing activities was primarily due to $0.4 million collections from shareholders’ notes in 2002, $2.3 million cash acquired in the purchase of Sagent Asia/Pacific Pte. Ltd. in 2001, and sale of marketable securities for $62.0 million in 2000. Net cash used for investing activities was primarily due to purchases of certain property and equipment for $0.1 million, $0.5 million and $3.5 million in 2002, 2001 and 2000, respectively.

Net cash used in operating activities was $10.3 million, $22.6 million and $25.9 million in 2002, 2001 and 2000, respectively. For such periods, net cash used in operating activities was primarily the result of the funding of our ongoing operations.

Accounts receivable decreased 45% during 2002 due to a decline in gross revenue and improvements in accounts receivable days sales outstanding (DSO). We calculate our DSO on a “net” basis by dividing the average accounts receivable at the beginning and the end of the quarter by the revenue for the quarter multiplied by the number of business days during that quarter. There was improvement in collections of accounts receivables during 2002, specifically in the fourth quarter of 2002 compared to the fourth quarter of 2001. DSO was at 75 in the fourth quarter of 2002 compared to 82 in the fourth quarter of 2001.

The following is a summary of our future minimum payments under contractual obligations as of December 31, 2002:

	2003	2004	2005 and thereafter	Total
	(amount in million)
Short-term debt (Note 7)	$7.0	$—	$—	$7.0
Capital leases	1.4	0.1	—	1.5
Operating leases	2.1	0.5	0.1	2.7
Purchase obligations	0.1	—	—	0.1
Restructuring	0.6	—	—	0.6
Other	0.1	—	—	0.1

	$11.3	$0.6	$0.1	$12.0

We have entered into several agreements to finance computer equipment leases. We financed the acquisition of property and equipment, primarily computer hardware and software, and leasehold improvements and furniture totaling $0.1 million, $4.0 million and $1.6 million in 2002, 2001 and 2000, respectively, through capital leases. We have also entered into several agreements to lease facilities in California and several other states (see Item 2 of Part I) as well as in other countries in which we have sales operations. We are also under obligation to pay certain maintenance fees to third party vendors.

Purchase obligations relate to our future commitments pertaining to software maintenance for the acquired technology and data renewal contracts.

Restructuring consists primarily of personnel and facility related costs for vacated operating leases. The purpose of the restructuring was to start to bring operating expenses in line with net revenues with the goal of achieving cash flow breakeven in the near future and strategically focusing our efforts on core businesses as discussed in Note 15 of the accompanying Consolidated Financial Statements and notes thereto.

Our ability to grow sales and manage our expenses will have a direct impact on our liquidity and capital resources. Factors which are reasonably likely to impact our ability to maintain or grow revenues are as follows:

•	general economic conditions and the information technology spending environment;

•	the growth or contraction of the enterprise intelligence software market;

•	competition from other participants in the enterprise intelligence software market;

•	our ability to expand our direct and indirect sales channels;

•	our ability to maintain and expand our marketing, technology and distribution relationships;

•	our access to licensed technologies integrated in our products and services

•	market acceptance of internet solutions;

•	our ability to manage our international expansion;

•	our ability to protect our intellectual property rights; and

•	our ability to anticipate and respond to technological change

•	our limited cash and capital resources

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The provision of SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recorded when it is incurred, meeting the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements”, and when its fair value can be measured. SFAS 146 supersedes FASB’s Emergency Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.” The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material effect on our consolidated results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a software license arrangement. It also clarifies that at the time a guarantee is issued, an initial liability must be recognized for the fair value of the obligations assumed under the guarantee and that information must be disclosed in the financial statements. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in our software license arrangements, or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to guarantees outstanding as of December 31, 2002. We do not expect the adoption of FIN 45 to have a material effect on our consolidated results of operations or financial position.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. While we will continue to evaluate the requirements of EITF Issue No. 00-21, management does not currently believe adoption will have a significant impact on its accounting for multiple element arrangements as such accounting will generally continue to be accounted for pursuant to AICPA Statement of Position 97-2, “Software Revenue Recognition,” and related pronouncements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation— Transition and Disclosure. SFAS No. 148 amends FASB No. 123, Accounting for Stock-based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of the SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal year ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We adopted the provisions of SFAS No. 148 for fiscal year ended December 31, 2002. The required annual disclosure under SFAS No.148 is presented in the Notes to the Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements” FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. By June 15, 2003, corporations must fully consolidate assets and liabilities covered by FIN 46 in their Financial Statements. Full disclosure, as well as consolidation, if applicable, of any newly created agreements after January 31, 2003 must begin immediately. We currently have no contractual relationship or other business relationship with a VIE and do not have any such plans and therefore the adoption will not have an effect on our consolidated financial position or results of operations.

Risk Factors

Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about risks, together with the other information contained in this report, before you decide whether to buy our common stock or maintain your investment. Additional risks and uncertainties not known to us or that we now believe to be unimportant could also impair our business. If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly. As a result, the market price of our common stock could decline, and you may lose all of your investment. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussions and Analysis of Financial Condition and Results of Operations contained in this Form 10-K.

We have entered into an agreement to sell substantially all of our assets. However, there can be no assurance that the sale of assets will actually be consummated.

On April 15, 2003, we entered into an Asset Purchase Agreement with Group 1 Software, Inc, pursuant to which Group 1 will pay us up to $17 million for substantially all of our assets. Group 1 has the right to terminate the agreement if, among other things, it is not satisfied with its due diligence review or if its board of directors does not approve the transaction. Consequently, although we have entered an agreement with Group 1, there is a substantial risk that the asset sale will not close. The closing is also subject to approval by our stockholders, and there is no guarantee that they will approve the transaction. If we do not complete the transaction with Group 1, there is a significant possibility that we will not be able to raise additional funds or take other actions to the extent and in the timeframe necessary to remain in operation.

Even if we consummate the sale of assets to Group 1 Software, we cannot assure you of the amount, if any, that will be distributed to our stockholders under the plan of liquidation.

Even if the sale of assets to Group 1 is consummated, we cannot assure you that there will be a distribution of any meaningful cash to our stockholders upon our dissolution. We expect that $7 million of the $17 million purchase price will be paid in the form of debt forgiveness. Further, the net amount of $10 million in cash is subject to reduction, possibly by a substantial amount, to account for changes in value of the transferred assets and assumed liabilities prior to closing.

Prior to any distribution to our stockholders, we will need to satisfy all outstanding obligations to creditors. We will also attempt to convert any non-cash assets into cash. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value, if any, ultimately distributable to our stockholders. The actual nature and amount of all distributions will depend in part upon our ability to convert our remaining non-cash assets into cash. We may not be successful in selling our non-cash assets, in which case we may not generate meaningful cash, if any, to return to our stockholders.

We may not be able to settle all of our obligations to creditors.

We have current and future obligations to creditors. These include, without limitation, long-term contractual obligations associated with business agreements with customers, including certain product warranties, and other third parties. As part of the wind down process, we will attempt to settle our obligations with our creditors. We may not, however, succeed in doing so. If we cannot reach an agreement with a creditor concerning an obligation, that creditor may choose to bring a lawsuit against us. Any litigation could delay or even prevent us from completing the plan of dissolution. Moreover, amounts required to settle our obligations to creditors will reduce the amount of remaining capital available for distribution to stockholders.

We will continue to incur claims, liabilities and expenses, which will reduce the amount available for distribution to stockholders.

Claims, liabilities and expenses from operations (such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal, SEC, accounting and consulting fees and miscellaneous office expenses)

will continue to be incurred as we wind down. These expenses will reduce the amount of assets available for ultimate distribution to stockholders. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash at all, to our stockholders.

Distribution of cash, if any, to our stockholders could be delayed.

Our Board of Directors has not established a firm timetable for distributions to our stockholders, and we are currently unable to predict the precise timing of any distribution, if any, pursuant to our wind down. The timing of distribution, if any, will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets, claim settlements with creditors and the amounts paid out under warranty claims. Additionally, a creditor could seek an injunction against the making of distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Additionally, we could seek protection from creditors under the federal bankruptcy code. Any action of this type could delay or substantially diminish, or eliminate, the amount available for distribution to our stockholders.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, our stockholders could be held liable for payment to our creditors of each such stockholder’s pro rata share of amounts owed to the creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

If the plan of dissolution is ratified and approved by our stockholders, we will file a Certificate of Dissolution with the State of Delaware dissolving Sagent. Pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Delaware General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

However, the liability of any stockholder would be limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) in the dissolution. Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from us under the plan of dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve established by us will be adequate to cover any expenses and liabilities.

Our stock transfer books will close on the date we file the certificate of dissolution with the Delaware Secretary of State, after which it will not be possible for stockholders to publicly trade our stock.

We intend to close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date we file the Certificate of Dissolution with the Delaware Secretary of State, referred to as the “final record date.” Thereafter, certificates representing our common stock shall not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders shall be fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after the final record date, any distributions made by us shall be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act,” even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, we intend to, after filing our Certificate of Dissolution, seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act. We anticipate that, if such relief were granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission might require. However, the Securities and Exchange Commission may not grant any such relief.

There is substantial doubt regarding our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which means that they were prepared on the assumption that we would have a continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. In recent years, we have a history of losses and may continue to incur future losses. We have incurred net losses of $22.2 million, $40.3 million and $23.7 million for years ended December 31, 2002, 2001 and 2000, respectively. These losses combined with our current cash position, raise substantial doubt about our ability to continue as a going concern. We will need to generate significant revenues to achieve cash breakeven and profitability. There can be no assurance that we will be successful in our efforts to reach cash breakeven or profitability. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve and sustain both cash breakeven and profitability, the price of our stock may decline substantially.

Dependence on Certain Customers/Distributors.

All of our business in Japan is through indirect channels through such distributors as Kawatetsu Systems, Inc., Nihon, Unisys, and Fujitsu. Such distributors are not obligated to purchase any minimum level of products from the Company. Significant reductions in product sales to such distributors would materially and adversely affect the Company’s business, financial condition and results of operations.

Risk of International Sales; European and Pacific Rim Market Risks

During fiscal year 2002 and 2001 approximately 38%, 28%, respectively, of our total revenues were derived from markets outside of the North America. We expect that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business. However, there can be no assurance that our Pacific Rim or European operations will continue to be successful.

Our international business may be affected by changes in demand resulting from localized economic and market conditions. In addition, our international business may be affected by fluctuations in currency exchange rates and currency restrictions. We have offices in a number of foreign countries, the operating expenses of which are also subject to the effects of fluctuations in foreign exchange rates. Financial exposure may result due to the timing of the transactions and movement of exchange rates. Our international business may further be affected.

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

•	varying size, timing and contractual terms of orders for our products;

•	lengthy sales cycles associated with our products;

•	changes in the mix of revenue attributable to higher-margin product license revenue as opposed to lower-margin service revenue;

•	customers’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next;

•	announcements or introductions of new products by our competitors,

•	our ability to hire, train and retain sufficient engineering, consulting, training and sales staff; and

•	subcontracting to more expensive consulting organizations to help provide implementation, support and training services when our own capacity is constrained.

•	limited ability to forecast timing and amount of software licensing

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

In August 2002, we received a notification from The Nasdaq Stock Market that we are out of compliance with the minimum bid price requirement of $1.00 per share set forth in Marketplace Rule 4450(a)(5). Therefore, our common stock is subject to delisting from The Nasdaq National Market. We determined to transition to the Nasdaq SmallCap Market, which would extend the period for which we would be able to regain compliance with the minimum price requirement. In September 2002, Nasdaq informed us that it has approved our application to list our common stock on the Nasdaq SmallCap Market. In November 2002, Nasdaq notified us that we met the initial listing criteria for the SmallCap Market, other than minimum bid price, and that we have until May 6, 2003 to regain compliance with the minimum bid price requirement. We may pursue a reverse stock-split or other measures in an effort to regain compliance.

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

During the last two years, we have been the subject of several shareholder lawsuits, which are still pending. In addition, the members of our board of directors have been the subjects of derivate lawsuits alleging breaches of their fiduciary duties to us. These lawsuits could seriously harm our business and financial condition. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of the lawsuits could also result in the diversion of our management’s time and attention away from business operations, which could harm our business. The lawsuits could also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration they would otherwise be willing to pay in connection with an acquisition. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, the size of any such payment could seriously harm our financial condition.

We have a relatively new management team and there is no guarantee that they will be successful in growing our business.

Our management team has not been with us for a significant length of time. In July 2002, Ben Barnes, our President and Chief Executive Officer stepped down, and Andre Boisvert, our Chairman, assumed the role of CEO. In January 2003, Steven R. Springsteel, our Chief Financial Officer and Chief Operating Officer also stepped down, and Patricia Szoka was appointed as Chief Accounting Officer. Ms. Szoka, our Chief Accounting Officer, joined us in August 2001.

The following table lists each of our officers and the month and year that each of them joined our company:

Name	Position	Joined Sagent
Andre Boisvert	President and Chief Executive Officer	September 2002
Patricia Szoka	Chief Accounting Officer	August 2001
Arthur Parker	President/General Manager—Europe, Middle East & Africa	January 2001
Stephen Walden	Vice President and General Manager—Centrus	June 1996

All of these employees serve “at-will” and may elect to pursue other opportunities at any time. If our management team is unable to work effectively together to accomplish our business objectives, our ability to grow our business could be severely impaired.

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

We rely on MainWin from MainSoft to deliver the Solaris versions of the Data Load, Data Access, and WebLink Servers. MainWin is the Windows API ported to Sun Solaris. In addition, Visual Basic for Applications has been embedded in Design Studio and Information Studio to allow customization. We rely on interfaces from Microsoft and Crystal Decisions to integrate Microsoft Excel and Crystal Reports as display options in Design Studio, Information Studio, and WebLink. The Opalis Robot from Opalis provides the basis for the Sagent Automation tool. Automation is a dependency scheduling tool with extensive integration with operating system level tasks. Opalis may not provide a stable Solaris version in the timeframe expected by our customers. The basis for the Sagent Portal is Citrix’ XPS portal product. Citrix may discontinue this product or not make it available on the needed operating systems in a commercially viable time schedule. The DirectLink for R/3 product we offer to connect to SAP is based on metadata browsing technology and pool table connectivity from Server Enterprises. DirectLink for Mainframes, which provides connectivity to mainframe data sources, is enabled by technology from Striva and Cross Access.

We have expanded our international operations but may encounter a number of problems in managing overseas operations, which could limit our future growth.

We may not be able to successfully market, sell, deliver and support our products and services internationally. Our failure to manage our international operations effectively could limit the future growth of our business. International sales represented approximately 38%, 28% and 13% of our total revenue for the year ended December 31, 2002, 2001 and 2000, respectively. We conduct our international sales through local subsidiaries in the United Kingdom, Germany, France, Japan, Asia/Pacific, and Australia and through distributor relationships in South Africa and Italy. In 2002, we closed several domestic sales offices and international sales offices in Brazil, Mexico and the Netherlands due to changes in our strategy. The expansion of our existing international operations and entry into or exit from additional international markets will require management attention and significant financial resources. Because of the significant growth in international business, we benefit overall from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Changes in exchange rates, and in particular a strengthening of the U.S. dollar, may unfavorably affect our consolidated sales and net income.

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

Other software providers could copy or otherwise obtain and use our products or technology without authorization. They also could develop similar technology independently, which may infringe our proprietary rights. We may not be able to detect infringement and may lose a competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. The laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States.

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

We are subject to changes in Financial Accounting Standards, which may affect our reported revenue, or the way we conduct business.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). GAAP are subject to interpretation by the Financial Accounting Standard Board, the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies appointed by these organizations to interpret existing rules and create new accounting policies. Accounting policies affecting software revenue recognition, in particular, have been the subject of frequent interpretations, which have had a profound affect on the way we license our products. As a result of the recent enactment of the Sarbanes-Oxley Act and the related scrutiny of accounting policies by the SEC and the various national and international accounting industry bodies, we expect the frequency of accounting policy changes to accelerate. Future changes in financial accounting standards, including pronouncements relating to revenue recognition, may have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.

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

Interest Rate Risk

Our exposure to market risk related to changes in interest rates is primarily due to our highly liquid investments. We do not use derivative financial instruments. The primarily objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of highly liquid investments and certificate of deposits. Due to the nature of our investments, we believe that there is no material risk exposure. All investments are carried at cost, which is approximates market value. At December 31, 2002 and 2001, we had $9.7 and $15.6 million, respectively, in cash and cash equivalents.

Foreign Currency Exchange Rate Risk

A high percentage of operations are based in the United States, and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to exchange rate risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Asia Pacific, Europe, Australia, Middle East and South Africa and conduct transactions in the local currency of each location. To date, the impact of any fluctuation in the relative value of other currencies has not been material due to relative size of the operations. However, we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we can make no assurances that exchange rate fluctuations will not adversely affect our financial results in the future. Through December 31, 2002, we have not engaged in foreign currency hedging activities.

Equity Price Risk

We do not own any significant public equity investments. Therefore, we believe we are not currently exposed to any direct equity price risk.

Item 8.    Financial Statements and Supplementary Data

SAGENT TECHNOLOGY, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors

Sagent Technology, Inc.

We have audited the accompanying consolidated balance sheets of Sagent Technology, Inc., and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three year period ended December 31, 2002. Our audit also included the consolidated financial statement schedule as listed in the Index at Item 15(a) as of and for the three years ended December 31, 2002. The consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sagent Technology, Inc., and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule as of and for the three years ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations, has an accumulated deficit of $129.4 million and deficit working capital of $4.6 million at December 31, 2002. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 1 and Note 17. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Mountain View, CA

February 12, 2003, except as to note 17,

which is as of April 15, 2003

SAGENT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$9,711	$15,552
Restricted cash	875	—
Accounts receivable, net of allowance for doubtful accounts of $1,389 in 2002 and $1,670 in 2001	6,957	12,560
Other current assets	2,202	3,700

Total current assets	19,745	31,812
Restricted cash	—	775
Property and equipment, net	3,159	6,138
Goodwill, net	6,718	7,514
Notes receivable from officers	1,000	2,409
Other assets, net	638	1,138

Total assets	$31,260	$49,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,811	$3,369
Accrued liabilities	6,388	8,411
Deferred revenue	8,499	8,701
Current portion of capital lease obligations	1,380	2,240
Short-term debt	5,285	—

Total current liabilities	24,363	22,721
Other long-term liabilities	142	1,554

Total liabilities	24,505	24,275

Commitments and contingencies (Note 8)
Minority interest	366	658
Stockholders’ equity:
Convertible preferred stock, par value $ .001 per share; Authorized: 20,556 shares in 2002 and 2001; Issued and outstanding: none in 2002 and 2001	—	—
Common stock, par value $ 0.001 per share; Authorized: 70,000 shares; Issued and outstanding: 46,424 shares in 2002 and 46,245 shares in 2001	46	46
Additional paid-in capital	135,778	133,726
Notes receivable from stockholders	—	(602)
Deferred compensation	—	(1,130)
Accumulated other comprehensive income (loss)	(46)	17
Accumulated deficit	(129,389)	(107,204)

Total stockholders’ equity	6,389	24,853

Total liabilities and stockholders’ equity	$31,260	$49,786

The accompanying notes are an integral part of these consolidated financial statements.

SAGENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000
Revenue:
License	$19,843	$25,804	$34,666
Service	18,021	21,614	23,522

Total net revenue	37,864	47,418	58,188

Cost of revenue:
License	1,810	3,855	2,164
Service	7,754	10,497	10,491
Impairment of licensed technology	1,240	1,887	335

Total cost of revenue	10,804	16,239	12,990

Gross profit	27,060	31,179	45,198

Operating expenses:
Sales and marketing	24,505	37,413	37,141
Research and development	11,719	13,560	16,668
General and administrative	5,698	13,451	15,062
Stock-based compensation	298	844	703
Amortization of goodwill	—	2,439	1,957
Asset impairment	1,066	3,429	—
Restructuring and related charges	4,606	683	—
Merger and integration credit	—	—	(2,318)

Total operating expenses	47,892	71,819	69,213

Loss from operations	(20,832)	(40,640)	(24,015)
Interest income	237	623	1,367
Interest expense	(436)	(540)	(90)
Other income (expense)	(609)	808	(456)

Loss before income taxes	(21,640)	(39,749)	(23,194)
Income tax expense	545	514	510

Net loss	$(22,185)	$(40,263)	$(23,704)

Net loss per share:
Basic and diluted	$(0.48)	$(1.02)	$(0.82)

Number of shares used in calculation of net loss per share:
Basic and diluted	46,331	39,323	28,773

The accompanying notes are an integral part of these consolidated financial statements.

SAGENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Additional Paid-in Capital	Net Notes Receivable From Stockholders	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 1999	27,896	$28	$89,135	$(2,625)	—	$73	$(43,237)	$43,374
Net loss	—	—	—	—	—	—	(23,704)	(23,704)
Foreign currency translation adjustment	—	—	—	—	—	138	—	138

Comprehensive loss								(23,566)
Issuance of Stockholder notes receivable	—	—	—	(136)	—	—	—	(136)
Common stock repurchased by note cancellation	(85)	—	(482)	482	—	—	—	—
Interest on notes receivable issued for common stock	—	—	—	(144)	—	—	—	(144)
Common stock issued related to litigation settlements	725	1	2,354	—	—	—	—	2,355
Common stock options exercised	886	1	3,019	—	—	—	—	3,020
Common stock issued related to employee stock purchase plan	256	—	1,045	—		—	—	1,045
Restricted common stock issued to executive	150	—	1,742	—	(1,566)	—	—	176
Stock warrants issued	—	—	15	—	—	—	—	15
Common stock issued to non-employees	14	—	527	—	—	—	—	527
Common stock repurchased	(13)	—	(1)	—	—	—	—	(1)

Balances at December 31, 2000	29,829	30	97,354	(2,423)	(1,566)	211	(66,941)	26,665

Net loss	—	—	—	—	—	—	(40,263)	(40,263)
Foreign currency translation adjustment	—	—	—	—	—	(194)	—	(194)

Comprehensive loss								(40,457)
Common stock issued in connection with private placements	14,865	15	30,510	—	—	—	—	30,525
Warrants issued in connection with private placements	—	—	1,355	—	—	—	—	1,355
Common stock issued related to acquisition	—	1	3,474	—	—	—	—	3,475
Interest on notes receivable issued for common stock	—	—	—	(121)	—	—	—	(121)
Common stock issued below market value	—	—	322	—	—	—	—	322
Common stock options exercised	190	—	43	—	—	—	—	43
Common stock issued related to employee stock purchase plan	411	—	668	—	—	—	—	668
Amortization of stock based compensation	—	—	—	—	436	—	—	436
Note forgiveness	—	—	—	151	—	—	—	151
Reserve for notes receivable	—	—	—	1,791	—	—	—	1,791

Balances, December 31, 2001	46,245	$46	$133,726	$(602)	$(1,130)	$17	$(107,204)	$24,853

Net loss	—	—	—	—	—	—	(22,185)	(22,185)
Foreign currency translation adjustment	—	—	—	—	—	(63)	—	(63)

Comprehensive loss								(22,248)
Additional expenses related to private placements in 2001	—	—	(50)	—	—	—	—	(50)
Warrants issued in connection with loan financing	—	—	1,906	—	—	—	—	1,906
Interest on notes receivable issued for common stock, net of reserve	—	—	—	(8)	—	—	—	(8)
Common stock issued related to employee stock purchase plan	179	—	96	—	—	—	—	96
Amortization of stock based compensation	—	—	—	—	1,130	—	—	1,130
Collection of notes receivable from stockholders	—	—	—	445	—	—	—	445
Reserve and adjustments for notes receivable	—	—	100	165	—	—	—	265

Balances at December 31, 2002	46,424	$46	$135,778	—	—	$(46)	$(129,389)	$6,389

SAGENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(22,185)	$(40,263)	$(23,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,130	6,367	4,033
Amortization of warrant costs	100	—	—
Asset impairments	2,306	5,316	335
Non-cash restructuring costs	2,089	547	—
Bad debt expense	960	2,298	4,793
Loss on disposal of property and equipment	87	100	656
Impairment of privately held investment	529	—	—
Gain on settlement of capital lease obligation	—	(369)	—
Shares issued in litigation settlement	—	—	2,355
Issuance of common stock warrants for services	—	—	15
Stock-based compensation	298	844	703
Officer notes forgiven	—	958	—
Accrued interest on notes receivable	—	(186)	(144)
Minority interest in losses of subsidiary	(292)	(428)	170
Net change in operating assets and liabilities:
Accounts receivable	4,643	660	(8,433)
Other current assets	1,350	(343)	(2,020)
Other assets	(441)	677	(50)
Accounts payable	(558)	(83)	2,145
Accrued liabilities	(2,023)	1,444	(8,301)
Deferred revenue	(202)	7	1,302
Other long-term liabilities	(101)	(106)	245

Net cash used in operating activities	(10,310)	(22,560)	(25,900)

Cash flows from investing activities:
Purchase of marketable securities	—	—	(39,666)
Restricted cash	(100)	(750)	(25)
Sale of marketable securities	—	—	61,975
Purchase of property and equipment	(142)	(513)	(3,535)
Purchases of long-term investments	—	—	(1,379)
Cash acquired in purchase of Sagent Asia/Pacific Pte. Ltd.	—	2,298	—
Other business acquisitions, net of cash acquired	—	(88)	(1,228)
Proceeds from disposal of property and equipment	—	—	200
Proceeds from sale of acquired technology	—	50	—
Employee notes	—	—	(3,287)
Collections of stockholders’ notes	445	—	—

Net cash provided by investing activities	203	997	13,055

Cash flows from financing activities:
Payments of principal under capital lease obligations	(2,263)	(1,654)	(895)
Net proceeds from short-term debt	6,575	—	—
Proceeds from issuance of common stock, net	(50)	32,548	4,065
Repurchase of common stock	—	—	(1)
Proceeds from exercise of stock options	96	43	—

Net cash provided by financing activities	4,358	30,937	3,169

Effect of exchange rate changes	(92)	(194)	138

Net increase (decrease) in cash and cash equivalents	(5,841)	9,180	(9,538)

Cash and cash equivalents, beginning of year	15,552	6,372	15,910

Cash and cash equivalents, end of year	$9,711	$15,552	$6,372

The accompanying notes are an integral part of these consolidated financial statements.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1.    Description of Business and Summary of Significant Accounting Policies

Business

We offer a complete business intelligence software platform that allows business users and information technology (IT) departments to work together to integrate, analyze, deliver and understand information. Our technology and proven implementation methodology reduce the time and expense required to deploy custom business intelligence solutions. Our technology also forms the basis for multiple partner solutions that address the needs of specific vertical and functional application areas.

We were incorporated in California in April 1995 under the name Savant Software, Inc. In June 1995, we changed our name to Sagent Technology, Inc. In September 1998, we reincorporated in Delaware. References in this annual report to “Sagent,” “we,” “our” and “us” refer to Sagent Technology, Inc. and its subsidiaries, unless the context otherwise requires.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal course of business. We have incurred significant losses, including a net loss of $22.2 million for the year ended December 31, 2002 and we have an accumulated deficit of $129.4 million and deficit working capital of $4.6 million. These matters raise substantial doubt about our ability to continue as a going concern. Management is currently examining new strategic partnerships and other financing alternatives (see Note 17 Sale of Assets – Plan of Liquidation). There can be no assurance that these efforts will be successful. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of Sagent Technology, Inc. its majority owned subsidiary Sagent Asia/Pacific Pte Ltd., and its wholly owned subsidiaries, Qualitative Marketing Software, Inc. (QMS), Sagent U.K., Ltd., Sagent Technology GmbH, Sagent France, S.A., Sagent Technology Japan KK, Sagent Benelux, Sagent Australia Pty Ltd, Sagent de Brazil, and Sagent de Mexico. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of such estimates include, but are not limited to, the accounting for litigation contingencies and the allowance for doubtful accounts, investment impairments, goodwill impairments, restructuring costs and related charges, and income taxes. Our current estimated range of loss related to some of the pending litigation is based on claims for which we can estimate the amount and range of loss. In addition, we also analyze current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable. Actual results could differ from those estimates.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

The functional currencies of our foreign subsidiaries are their respective local currencies. We translate the balance sheet accounts of our foreign operations from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period. Gains and losses from translation adjustments are included in stockholders’ equity in the consolidated balance sheet caption “Accumulated other comprehensive income (loss)”. Currency transaction gains and losses are recognized in current operations and have not been significant to our operating results in any period. As a result of closing the Brazil and Mexico offices, we recognized net charges of cumulative translation adjustments of $300 for both subsidiaries in determining the net loss for the period ended December 31, 2002.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase. Our cash and cash equivalents at December 31, 2002 and 2001 consisted of deposits and money market funds maintained with major financial institutions.

Supplemental Cash Flow Information.

Selected cash payments and non-cash activities were as follows:

	Years Ended December 31,
	2002	2001	2000
Supplemental disclosure of cash flow information:
Cash payments for interest	$436	$510	$95
Cash payments for taxes	$572	$253	$196
Supplemental non-cash investing and financing activities:
Common stock repurchased by note cancellation	—	—	482
Property and equipment acquired through capital lease	$92	$3,965	$1,596
Net liabilities assumed in connection with acquisitions	—	—	$66
Common stock issued related to acquisition	—	$3,475	—
Warrants issued in connection with loan financing	$1,906	—	—
Warrants issued in connection with private placement	—	$1,355	—

Restricted Cash

Restricted cash as of December 31, 2002 consists of $775 in stand by letter of credits issued as a guarantee of payment against certain of our lease agreements and $100 held in escrow account to fulfill terms of a contractual agreement. The $775 stand by letter of credit expires on August 31, 2003.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risks comprise principally, cash and cash equivalents and trade accounts receivable. We invest excess cash through banks and primarily in highly liquid securities and have investment policies and procedures that are reviewed periodically to minimize credit risk.

With respect to accounts receivable, we perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for potential credit losses on customer accounts when deemed

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

necessary. Actual credit losses to date have been within management’s expectations. At December 31, 2002 and 2001, no customer accounted for more than 10% of accounts receivable. No customer accounted for more than 10% of revenues for the years ended December 31, 2002, 2001 or 2000.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally ranging from two to five years. Depreciation commences upon placing the asset in service. Capital leases are recorded at the lesser of the fair value of the leased asset at the inception of the lease or the present value of the minimum lease payments as of the beginning of the lease term. Leased assets are amortized on a straight-line basis over the estimated useful life of the asset or the lease term, generally 3 years. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term. Gains and losses upon disposal of assets are recognized in the year of disposition. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in business combination. In 2001 and 2000, we amortized goodwill on a straight-line basis over its expected useful life ranging from one to five years.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required.

We adopted SFAS No. 142 effective January 1, 2002. In accordance with SFAS 142, we ceased amortizing goodwill totaling $7.5 million as of January 1, 2002. Based on the impairment tests performed, there was a $796 impairment of goodwill recorded in fiscal year 2002 related to the closure of certain operations. The total asset impairment of $1,066 presented in the Consolidated Statements of Operations for the year ended December 31, 2002 also includes the impairment of notes receivable from stockholders.

The following table presents pro forma net loss per share information for the years ended December 31, 2002, 2001 and 2000, adjusted to exclude the amortization related to goodwill that is no longer amortized under SFAS No. 142:

	Year Ended December 31,
	2002	2001	2000
Net Loss, as reported	$(22,185)	$(40,263)	$(23,704)
Amortization of goodwill	—	2,439	1,957

Pro forma net loss	$(22,185)	$(37,824)	$(21,747)

Net loss per share, as reported	$(0.48)	$(1.02)	$(0.82)

Pro forma net loss per share	$(0.48)	$(0.96)	$(0.76)

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

Long-lived assets and other identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, economic and industry trends, changes in our strategies in sales and marketing and research and development, changes in projected future operating results, changes in the mode of operations and the exit from facilities and significant declines in our stock price for a significant period time. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, impairment is measured based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

Revenue Recognition.

We sell software products directly to our customers and through channel partners such as independent software vendors, resellers and distributors. Independent software vendors generally integrate our products with their applications and will embed them into their products or resell them with their products. Our other channel partners, principally resellers and distributors, sell our software products to end user customers.

We derive revenue from license fees for software products and fees for services relating to the software products, including consulting, training, software and data updates, technical support and real-time marketing services over the Internet.

We recognize revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-4 and 98-9 and generally recognize revenue when all of the following criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) the fee is fixed or determinable, and 4) collectability is probable. We define each of the four criteria above as follows:

Persuasive evidence of an arrangement exists—It is our customary practice to have a written contract, which is signed by both the customer and us, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or original equipment manufacturer (OEM) arrangement, prior to recognizing revenue on an arrangement.

Delivery has occurred—Our software may be either physically or electronically delivered to the customer. For those products that we deliver physically, our standard transfer terms are FOB shipping point. For an electronic delivery of software, delivery is considered to have occurred when the customer has been provided with the access codes that allow the customer to take immediate possession of the software or its hardware. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

The fee is fixed or determinable—The fee our customers pay for products is negotiated at the outset of an arrangement. Arrangement fees are generally due within six months or less. Arrangements with payment terms extending beyond these customary payments terms are considered neither to be fixed nor determinable, and revenue from such arrangements is recognized as payments become due and payable.

Collectability is probable—Collectability is assessed on a customer-by-customer basis. We assess collectibility based on a number of factors, including past transaction history with the customers and their credit worthiness. New customers are subjected to a credit review process, which evaluates the customer’s financial position and ultimately their ability to pay. We obtain and review credit reports from the third-party credit reporting agencies for new customers with which we are not familiar. If we determine that collection of a fee is

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. The determination regarding the probability of collection ultimately relies on management judgment. If changes in conditions cause management to determine that this criteria is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Revenue for transactions with enterprise application vendors, OEMs, and distributors is generally recognized when the licenses are resold or utilized by the reseller and all related obligations on our part have been satisfied. However, if the contract stipulates a non-refundable royalty payment to be paid in advance of any resale, revenue is recognized upon execution of the contract, provided all other revenue recognition criteria have been met. We report the revenue generated through distributors based on FASB Emerging Issues Task Force (EITF) 99-19 on a gross basis only if we act as the principal in the transaction and assume the risks and rewards of ownership, such as the risk of loss for collection, delivery and returns. In these cases we reflect the distributors’ fees under sales and marketing expenses. If the above conditions do not exist, we record revenue based on the net amount retained (that is, the amount billed to the customer less the amount paid to the distributor.)

We allocate revenue on software arrangements involving multiple elements to the delivered element using the residual method. Our determination of fair value of the undelivered elements in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE of fair value to allocate revenue to the maintenance and data services components of our license arrangements. We sell our data separately, and have established VSOE of fair value on this basis. We have also established VSOE of fair value for maintenance services for arrangements less than $1 million through selling such services separately. VSOE of fair value for maintenance services for arrangements greater than $1 million is determined based upon the customer’s contractual annual renewal rates. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from data, maintenance and professional services are recognized ratably over their respective terms.

We usually license software products on a perpetual basis. If vendor specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until the earlier of a) when such evidence does exist for the undelivered elements, or b) when all elements are delivered. Where software license contracts call for payment terms of six months or more from the date of delivery, revenue is recognized as payments become due and payable and all other conditions for revenue recognition have been satisfied.

Our customers generally require consulting and implementation services which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their needs. When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that a) the above revenue recognition criteria are met, b) payment of the license fees is not dependent upon performance of the consulting services, c) the services do not include significant alterations to the features and functionality of the software and d) VSOE of services has been established as discussed above. To date, services have not been essential to the functionality of the software products for substantially all software agreements.

Maintenance contracts generally call for us to provide technical support and software updates and upgrades to customers. Maintenance revenue is recognized ratably over the term of the maintenance contract, generally on a straight-line basis when all revenue recognition requirements are met. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed and when it is determined that we have fulfilled our obligations resulting from the service contract.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue

Deferred revenue represents amounts invoiced to customers under certain license, maintenance and service agreements for which the revenue earnings process has not been completed.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $200, $446, and $686 for the years ended December 31, 2002, 2001 and 2000, respectively.

Capitalized Software

Development costs incurred in the research and development of new software products and enchancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, capitalized costs for our software development have not been material.

Stock-Based Compensation

We account for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees” as interpreted by FIN 44 “Accounting for Certain Transactions Involving Stock Compensation.” and comply with the disclosure provisions of FASB Statement No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. Stock compensation is being amortized over the vesting period on a straight-line basis. In addition, we account for stock issued to non-employees in accordance with the provisions of SFAS 123. Pursuant to SFAS No. 123, stock-based compensation is accounted for at the fair value of the equity instruments issued, or at the fair value of the consideration received, whichever is more reliably measurable.

Pro Forma Effect of Stock-Based Compensation

Pro forma information regarding results of operations and net loss per share is required by SFAS 123, which also requires that the information be determined as if we had accounted for our employee stock options under the fair value method of SFAS 123.

Had compensation cost for our stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans our net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

	Year Ended December 31,
	2002	2001	2000
Net loss—as reported	$(22,185)	$(40,263)	$(23,704)
Add: stock-based compensation expense included in reported net loss, net of related tax effect	298	844	703
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(3,298)	(8,151)	(4,272)

Net loss—pro forma	$(25,185)	$(47,570)	$(27,272)

Basic and diluted net loss per share:
As reported	$(0.48)	$(1.02)	$(0.82)

Pro forma	$(0.54)	$(1.21)	$(0.95)

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. We record a valuation allowance to reduce the net tax asset to an amount for which realization is more likely than not. We have recorded a valuation allowance for substantially all of our deferred tax assets, except to the extent of deferred tax liabilities, as we are presently unable to conclude that it is more likely than not that net deferred tax assets will be realized.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding, net of shares subject to repurchase during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options, warrants and restricted stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other revenues, expenses, gains and losses recorded directly in equity. Our “Other comprehensive income (loss)” consists primarily of foreign currency translation adjustments. There was no significant tax effect on the components of other comprehensive loss for the years ended December 31, 2002, 2001 and 2000, respectively. We disclose comprehensive income (loss) and its components in our consolidated statements of stockholder’s equity.

Reclassification

Certain amounts in the prior year consolidated financial statements were reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The provision of SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded when it is incurred, meeting the definition of a liability in FASB Concepts Statement No. 6, “ Elements of Financial Statements”, and when its fair value can be measured. SFAS 146 supersedes FASB’s Emergency Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.” The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material effect on our consolidated results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a software license arrangement. It also clarifies that at the time a guarantee is issued, an initial liability must be recognized for the fair value of the obligations assumed under the guarantee and that information must be disclosed in the financial statements. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in our software license arrangements, or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to guarantees outstanding as of December 31, 2002. We do not expect the adoption of FIN 45 to have a material effect on our consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-based Compensation—Transition and Disclosure”. SFAS No. 148 amends FASB No. 123 (SFAS 123), Accounting for Stock-based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method used for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for the fiscal year ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We adopted the provisions of SFAS No. 148 for fiscal year ended December 31, 2002. The required annual disclosure under SFAS No. 148 is presented in Note 1 to the Consolidated Financial Statements.

2.    Business Combinations

Purchase Business Combinations

In April 2001, we acquired 100% interest in Sagent Benelux for cash of $100 and the assignment of a portion of our outstanding accounts receivable valued at $200 to the selling shareholders. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we recorded goodwill of $197, which had been amortized on a straight-line basis over a period of five years. The results of operations of Sagent Benelux have been included in our consolidated results from the date of the acquisition.

In January 2001, we acquired an additional 33% interest in Sagent Asia/Pacific Pte. Ltd from eGlobal, a privately held company that specializes in the distribution of technology in Singapore. In consideration for 950 shares of our common stock, valued at $3.5 million, we received an additional 2,113 common shares of Sagent Asia/Pacific Pte. Ltd. This brought our total interest in Sagent Asia/Pacific Pte. Ltd to 53%. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we recorded goodwill of

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2,832, which had been amortized on a straight-line basis over a period of five years and acquired net assets of approximately $2,775 and minority interest of $1,316. Assets acquired consisted primarily of cash and accounts receivable. The results of operations for Sagent Asia/Pacific Pte. Ltd. have been included in our consolidated results from the date of the acquisition.

In March 2000, we acquired Sagent Brazil Ltd. Under the terms of the agreement, we acquired net liabilities of $66 consisting of property and equipment in the amount of $68 and assumed certain liabilities in the amount of $134 in exchange for $1,148 in cash. Concurrent with the acquisition, we entered into two consulting agreements with the former owners to provide consulting services for a term of four years. Under the provisions of the agreement, we would pay $1,500 in either our common stock or cash, at our option, in annual installments over the term of the agreements. Such amounts have been recorded as operating expenses as the services were performed. For the years ended December 31, 2002, 2001 and 2000, we recorded stock-based compensation in the amount of $80, $408 and $500, respectively relating to the issuance of options to two employees. In the fourth quarter of 2002, we settled $400 related to the two consulting agreements as a result of our strategy to close our Brazil office.

We accounted for these acquisitions under the purchase method of accounting. The allocation of our aggregate purchase price to the tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions is summarized below:

	Sagent Brazil Ltd.	Sagent Asia/Pacific PTE. Ltd	Sagent Benelux Ltd.
Net current assets	$(134)	$2,775	$12
Property and equipment	68	15	—
Goodwill	1,214	2,832	197
Minority interest	—	(1,316)	—

Total purchase price	$1,148	$4,306	$209

The following summary, prepared on an unaudited pro forma basis, combines our consolidated results of operations for the years ended December 31, 2001 and 2000 with the results of operations of Sagent Benelux, Sagent Asia/Pacific, Pte. Ltd. and Sagent Brazil, as if each company had been acquired as of January 1, 2000.

	2001	2000
Years Ended December 31,
Revenue	$49,990	$59,959
Net loss	(41,115)	(24,349)
Basic and diluted net loss per share	$(1.05)	$(0.85)
Number of shares used in pro forma per share calculation	39,323	28,773

The pro forma adjustments give effect to available information and assumptions that we believe are reasonable. The unaudited pro forma results of operations should be read in conjunction with our historical financial statements.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Other Current Assets

Other current assets consists of:

	2002	2001
Prepaid licenses	$296	$2,135
Deferred charges	669	—
Other	1,237	1,565

	$2,202	$3,700

Included in prepaid licenses are license technologies purchased from third parties, which are integrated into our products and services prior to deployment. These license technologies are being amortized over the term of the license, generally a period of two to five years on either a per unit or straight line basis.

The deferred charges of $669 as of December 31, 2002 relate to closing and legal fees incurred in connection with short-term debt financing (see Note 7 for details).

4.     Property and Equipment

Property and equipment at December 31, 2002 and 2001 consist of:

	2002	2001
Computer equipment and software	$13,184	$13,222
Furniture, fixtures and office equipment	1,037	1,031
Leasehold improvements	393	512

	14,614	14,765
Less accumulated depreciation and amortization	(11,455)	(8,627)

	$3,159	$6,138

Equipment under capital leases was $7,045 and $6,953 at December 31, 2002 and 2001, respectively and the related accumulated amortization at such dates was $4,787 and $2,806, respectively.

5.    Goodwill and Other Assets

Goodwill as of December 31, 2002 and 2001 is as follows:

	2002	2001
Goodwill, net:
Sagent UK	$1,746	$1,746
Sagent France S.A	645	645
Sagent GmbH	1,787	1,787
Sagent Brazil	—	728
Smarter Software, Inc	—	68
Sagent Asia/Pacific Pte. Ltd	2,389	2,389
Sagent Benelux	151	151

	$6,718	$7,514

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of goodwill was $0, $2,439, and $1,957 for the years ended December 31, 2002, 2001, and 2000, respectively. Goodwill impairments of $796 and $300 are included in asset impairment expense in the Consolidated Statement of Operations for the years ended December 31, 2002 and 2001, respectively. The impairment charges relate to the closure of operations, principally the closure of our Brazil operations in 2002.

	2002	2001
Other assets, net:
Investment in Responsys (Net Acumen, Inc.)	$—	$529
Deposits	495	545
Other	143	64

	$638	$1,138

The investment in NetAcumen, prior to its acquisition by Responsys, was accounted for under the cost method. On January 16, 2002, Responsys, Inc. acquired 100% of NetAcumen, and NetAcumen became a wholly owned subsidiary of Responsys. As a result of the Responsys common stock we received in the acquisition, our ownership interest in Responsys is 0.62% as of December 31, 2002. We continue to account for our investment in Responsys under the cost method. During the year ended December 31, 2002, we recognized a $529 loss in investment in Responsys due to an other than temporary decline in the fair market value of the investment, which is included in other income (expense) in the Consolidated Statements of Operations. For the years ended December 31, 2002 and 2001, we recorded total revenue of $119 and $31 from sales to Responsys (NetAcumen).

6.    Accrued Liabilities

Accrued liabilities consists of:

	2002	2001
Employee compensation and benefits	$2,472	$3,219
Sales and marketing	1,186	1,393
Sales taxes	421	686
Software royalties	1,162	1,006
Restructuring and related charges (Note 15)	607	402
Other	540	1,705

	$6,388	$8,411

7.    Short-term debt

On October 24, 2002, we entered into an agreement with CDC Software Corporation (CDC), a wholly owned subsidiary of chinadotcom corporation (NASDAQ: CHINA), to obtain secured loans of $7 million in the aggregate. The loans bear interest at the rate of 12% per annum, payable quarterly in arrears. The principal amount of each loan is payable in full two years after the date such loan is made. The loans are secured by all of our assets, both tangible and intangible. We are using the proceeds from the loans for working capital and for general corporate purposes. As part of this agreement, CDC was entitled to receive warrants to purchase 8 million shares of our common stock at a price of $0.10 per share as the loan was funded. In addition, certain financial advisors also received warrants to purchase an aggregate of 400,000 shares of our common stock at $0.10 per share.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 31, 2002, Sagent and CDC closed on the first $5 million of the total loan facility. The net proceeds to us from the $5 million loan, after payment of expenses, were approximately $4.6 million. In connection with this loan, we issued CDC Software warrants to purchase 5.7 million shares of our common stock at a price of $0.10 per share. The estimated fair value of the warrants of $1.2 million will be charged to interest expense over the term of the loan using the effective interest method. The principal amount of the loan is payable in full on October 31, 2004.

On December 31, 2002, Sagent and CDC closed on the remaining $2 million of the total loan facility and we received net proceeds of $2 million. In connection with this loan, we issued CDC warrants to purchase 2.3 million shares of our common stock at a price of $0.10 per share. The estimated fair value of the warrants of $0.7 million will be charged to interest expense over the term of the loan using the effective interest method. The principal amount of the loan is payable in full on December 30, 2004.

For the year ended December 31, 2002, we incurred interest expense of $235, which is included in the consolidated statements of operations. This interest expense includes interest payable under the secured loans and the accretion of the loan discount attributable to the fair value of the related warrants. The effective annual interest rate on the secured loans, taking into effect the rate at which the loans bear interest and the accretion of the loan discount, is 23.3%.

On March 19, 2003, we received a notice from CDC declaring that an event of default had occurred under agreements relating to secured loans totaling $7 million made by CDC to us in the fourth quarter of 2002. CDC declared the entire principal amount under the loans to be immediately due and payable, and asserted control over our bank deposit accounts. On March 20, 2003, CDC caused approximately $4.5 million that was in our deposit accounts to be transferred to a CDC bank account in Hong Kong. CDC also filed a complaint against us asserting claims for, among other things, breach of contract and negligent misrepresentation, in connection with the loan agreement in the U.S. District Court for the Northern District of California.

We disputed that an event of default existed under the loans, and averred that we were current in payments of interest under the loans, and that no principal payments are due under the loans prior to October 24, 2004. We filed our own complaint asserting claims for breach of contract and conversion in the Santa Clara County Superior Court, and sought injunctive relief. Thereafter, CDC removed that action to federal court. On April 4, 2003, the parties entered into a settlement agreement by which CDC would be permitted to retain the funds transferred to Hong Kong on March 20, 2003 and we agreed to pay the remaining amounts due plus interest, and to pay $500,000 to CDC in exchange for all warrants held by CDC and for CDC’s expenses. On April 15, 2003, using funds derived from a secured bridge financing from Group 1 Software, Inc., We paid the amounts due under the settlement agreement. Under the terms of the settlement agreement, Sagent and CDC will each dismiss their lawsuits.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Commitments and Contingencies

Commitments

We lease various facilities under non-cancelable operating leases and have acquired certain computer and other equipment under capital lease obligations, which are collateralized by the related assets. Future minimum lease payments under these commitments at December 31, 2002, are as follows:

	Operating Leases	Capital Lease	Total
2003	$2,059	$1,414	$3,473
2004	505	54	559
2005	104	24	128
2006	—	7	7
Thereafter	—	—	—

Total minimum lease payments	$2,668	1,499	$4,167

Less amount representing interest		(46)

Present value of minimum lease payments		1,453
Current portion		(1,380)

		$73

Rent expense under operating leases was $3,169, $3,613, and $4,200, for the years ended December 31, 2002, 2001, and 2000, respectively.

Litigation

From time to time, we have been subject to litigation including the pending litigation described below. Because of the uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess its potential liability and revise our estimates. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse affect on our business, result of operations, financial condition and cash flow.

In addition, we are engaged in certain legal and administrative proceedings incidental to our normal business activities and believe that these matters will not have a material adverse effect on our financial position, result of operations or cash flow.

From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of purchasers of our common stock between October 21, 1999 and April 18, 2000. On February 4, 2003, the parties entered into a Stipulation of Settlement. Our $5.5 million contribution to the settlement would be funded by our directors’ and officers’ insurance carriers. The Court preliminarily approved the settlement on February 13, 2003. The final approval hearing is scheduled for April 28, 2003.

On November 17, 2000, a derivative lawsuit was filed by a purported Company shareholder in the Superior Court of California for the County of San Mateo (the “Fanucci Complaint”). On February 9, 2001, a second derivative lawsuit was filed in the Superior Court of California for the County of Santa Clara (the “Hu

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Complaint”). The complaints name certain of our present and former officers and directors as defendants, and our Company as a nominal defendant. The Hu Complaint also names an investment bank retained by us and an employee of that investment bank as defendants. The principal allegation of the complaints is that the defendants breached their fiduciary duties to our Company through the dissemination of allegedly misleading and inaccurate information in 1999-2000. In July 2001, the two cases were coordinated for pretrial purposes in the Superior Court of California for the County of Santa Clara. We filed a motion to dismiss the complaints, on the grounds that, among other things, the plaintiffs had failed to make a pre-suit demand on the board of directors as required by Delaware law. The officer and director defendants joined in the motions to dismiss, and also filed a motion to dismiss on the grounds that the complaint fails to allege the asserted causes of action against the individual defendants. Thereafter, the parties agreed to stay the Hu Complaint indefinitely, pending the outcome of the Fanucci matter.

On March 1, 2002, the court issued an order in the Fanucci case sustaining our motion to dismiss and granting the plaintiff leave to amend the complaint. The Fanucci plaintiff filed an amended complaint on April 2, 2002. The individual defendants and we each filed motions to dismiss to that complaint. The Court sustained the motion to dismiss, with leave to amend. The plaintiff filed an amended complaint on November 15, 2002; the defendants file motions to dismiss on the same grounds as those identified in their prior motions. The hearing of the defendants’ motions to dismiss is scheduled for April 22, 2003.

In October 2001, infoUSA, Inc. filed a complaint against us in the District Court of Douglas County, Nebraska, seeking amounts infoUSA claims are owed under a license agreement between Sagent and infoUSA. The amount of the claim is $900,000, plus interest. A default judgment for the full amount of the claim was entered against us on December 20, 2001, for failure by us to respond to the initial complaint. We filed a motion to set aside the default judgment in January 2002. On February 22, 2002, the court granted our motion to set aside the default judgment, and allowed us to file its answer to the complaint. The parties entered into a Settlement and Mutual Release Agreement effective January 20, 2003. The Settlement Agreement calls for us to pay $700,000 to infoUSA in full settlement of all claims, at which time the lawsuit will be dismissed. As of December 31, 2002, we accrued $700,000 in “software royalties” under accrued liabilities in Note 6 to the Consolidated Financial Statements. In accordance with the agreement, we paid $150,000 in January 2003 and will pay $137,500 quarterly through December 31, 2003.

In November and December 2001, several class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of purchasers of our stock between May 11, 2001 and November 28, 2001. The complaints alleged that we and certain of our officers and directors violated the Securities Exchange Act of 1934 in connection with our restatement of our first and second quarters of 2001 financial statements, resulting from a fraud scheme perpetrated on us by a former employee who falsely claimed to have made sales of our products to the federal government. A consolidated complaint was filed in April 2002, and on September 11, 2002, the court dismissed the complaint with leave to amend. Thereafter, on October 16, 2002, the plaintiffs filed a notice of their intent to stand on the complaint, without further amendment.

Beginning in February 2002, three derivative lawsuits were filed by purported Company shareholders in the United States District Court for the Northern District of California. The complaints name certain of our present and former officers and directors as defendants. The complaints allege that the defendants breached their fiduciary duties to us through the dissemination of allegedly misleading and inaccurate information. The plaintiffs filed a consolidated complaint on August 26, 2002. The defendants moved to dismiss that complaint on October 10, 2002. No order has yet been issued.

Following its investigation of the circumstances that lead to the restatement of our financial statements for the first and second quarters of 2001, and the revision of our financial statements for the third quarter of 2001, we

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entered the Department of Defense’s (“DOD”) Voluntary Disclosure Program. On June 7, 2002, we filed with the DOD a report of our investigation which revealed that a single non-officer employee was solely responsible for submitting false documents to us which purportedly showed that we had entered into contracts with the federal government, and that we had unwittingly submitted requests for payment to U.S. government agencies not knowing that the employee had fabricated those contracts in order to defraud us of various payments and benefits including commission payments.

In March 2002, we filed suit against MICROS Systems, Inc. (“MICROS”) in Santa Clara County California alleging that MICROS had breached a contract to purchase from us certain software and a related service agreement. The value of that contract is $136,000. MICROS removed the case to the United States District Court for the Northern District of California and the case was subsequently transferred to the United States District Court for the District of Maryland, where it is currently pending. MICROS has asserted a counterclaim against us, alleging various torts and breaches of duties. MICROS’ counterclaim seeks in excess of $1 million in damages. The parties are in the early stages of discovery.

We entered into a Mutual OEM Agreement with Smart Online, Inc. (“Smart Online”) effective September 19, 2000. Disputes arose related to the relationship between the parties and Smart Online filed a lawsuit in North Carolina. We filed a lawsuit in California and Smart Online filed a Cross-complaint in the California action. The parties entered into a Settlement and Mutual Release Agreement effective July 16, 2002, which terminated the relationship between the parties and waived and released all disputes without any cost to either party.

In connection with a dispute that arose with certain consultants over our operations in Brazil, in October 2002 we entered into a Settlement Agreement with the Brazilian consultants and their consulting company. The consultants had filed a lawsuit against us. The Settlement Agreement called for us to pay $400,000 to the consultants in full settlement of all claims, at which time the lawsuit will be dismissed. We accrued the settlement amount as of September 30, 2002, and paid it in October 2002, and we expect the lawsuit to be dismissed shortly.

In early 2000, we entered into a software license agreement with Mountain Energy Corporation (“MEC”). MEC filed for bankruptcy in October 2000. We recently received a letter from the MEC bankruptcy trustee alleging that we had recently received certain preferential payments and demanding that we disgorge those payments. The amount in controversy is approximately $1,040,000. The range of this probable loss contingency is estimated to be between $62,500 and $937,500. As of December 31, 2002, we accrued $487,500 in accrued liabilities. This amount represents Management’s best estimate pursuant to the provisions of SFAS No. 5 “Accrual of Loss Contingencies”.

9.    Capitalization

In August 2001, we completed a private placement of approximately 9,115 shares of our common stock and received proceeds of $15,833, net of $990 in offering costs. In connection with the private placement, we also issued to certain placement agents warrants to purchase 456 shares of our common stock with an estimated fair value of $886, which has been included in additional paid-in capital. This estimated fair value was calculated using the Black-Scholes option pricing model with the following factors and assumptions: expected volatility of 135.8%, contractual life of 4 years, stock price of $2.27 on the date of grant, exercise price of $1.84, and risk free interest rate of 4.13% per annum.

In February 2001, we completed a private placement of approximately 5,750 shares of our common stock and received proceeds of $16,047, net of $628 in offering costs. In connection with the private placement, we also issued to certain placement agents warrants to purchase 210 shares of our common stock with an estimated

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of $469, which has been included in additional paid-in capital. This estimated fair value was calculated using the Black-Scholes option pricing model with the following factors and assumptions: expected volatility of 130%, contractual life of 5 years, stock price of $2.78 on the date of grant, exercise price of $2.90, and risk free interest rate of 5% per annum.

Warrants

In the fourth quarter of 2002, we issued warrants to CDC Software Corporation to purchase 8,000 shares of common stock at $0.10 per share with a fair value of $1,811 in connection with loan financing. We also issued warrants to certain financial advisors to purchase 400 shares of common stock at $0.10 per share with a fair value of $90 in connection with the loan financing (see Note 8). This estimated fair value was calculated using the Black-Scholes option pricing model with the following factors and assumptions: expected volatility of 165%, contractual life of 4 to 5 years, stock price of $0.21 to $0.30 on the dates of grant, exercise price of $0.10, and risk free interest rate of 1.46% and 1.26% per annum.

In the third quarter of 2002, we issued warrants to purchase 33 shares of common stock at $0.30 per share, with an estimated fair value of $5 in connection with a bank agreement to secure a $5 million line of credit that expired in October 2002. The estimated fair values of warrants were calculated using the Black Scholes model with the following factors and assumptions: expected volatility of 130%, contractual life of 5 years, stock price of $0.18 on the date of grant, exercise price of $0.30, and risk free interest rate of 3.62% per annum.

In connection with the February 2001 private placement, we issued warrants to purchase 210 shares of common stock at $2.23 per share. We also issued warrants to purchase 456 shares of common stock at $1.94 per share in connection with August 2001 private placement.

During 2000, we issued warrants to purchase 10 shares of common stock at $2.50 per share, with an estimated fair value of $15 in connection with a bank agreement to secure a $10 million line of credit that expired in June 2001. The estimated fair values of warrants were calculated using the Black Scholes model.

As of December 31, 2002, warrants totaling 9,109 with a weighted average exercise price of $0.25 are outstanding.

Notes Receivable from Stockholders

Notes receivable from stockholders were issued in exchange for common stock. The notes bear interest at rates ranging from 4.62% to 7.50% and are due at dates ranging from January 28, 2002 to August 30, 2005. The notes are full recourse and collateralized by the underlying common stock issued. The carrying value of notes receivable from stockholders have been reduced to zero at December 31, 2002 to reflect cash collections of $445 and the provision of reserves due to the uncertainty of additional cash collections.

Restricted Stock Purchase Agreement

We have sold shares of our common stock to founders and employees of Sagent under agreements, which provide for repurchase of the shares by us at the stock’s original sale price upon termination of employment of such persons. Our right to repurchase shares generally lapses as to  1/48 of the total shares on the date of sale and  1/48 on the first day of each subsequent month. There were 0 and 102 shares of common stock subject to repurchase at cost at December 31, 2002 and 2001, respectively.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Stock Options

1995 Plan

Options granted under the 1995 Plan were exercisable immediately, conditioned upon the optionee entering into a restricted stock purchase agreement, and generally vest over a period of four years. Options granted expire 10 years from the date of grant. Upon adoption of the 1998 Plan, all shares of common stock reserved under the 1995 Plan were no longer reserved for issuance.

1998 Plan

In December 1998, the board of directors adopted the 1998 Stock Option plan (the “1998 Plan”) under which incentive stock options or non-statutory stock options may be granted to employees, directors and consultants of Sagent under the terms of the 1998 Plan, incentive options may be granted at prices not lower than fair market value at the date of grant, while nonqualified options may be granted at prices as determined by the administrator at the date of grant. However, if an employee or other person who, at the time of the grant of such stock option, owns stock representing more than 10% of the voting power of all classes of stock in Sagent, the exercise price may be no less than 110% of the fair market value per share on the date of grant. Options granted under the 1998 Plan are generally exercisable one year after the vesting commencement date. Upon exercise of an option, the optionee shall enter into a restricted stock purchase agreement. Options generally vest over a period of four years and expire 10 years from the date of grant. As of December 31, 2002, a total of 2,010 shares were available for future grant.

1999 Director Plan

In January 1999, the board of directors adopted a Non-statutory Stock Options Plan for Directors (the “Director Plan”). The exercise price for each option granted under the Director Plan will be equal to the fair market value of common stock on the date of grant. The options that are granted will have a term of ten years and the shares subject to the option will generally become exercisable in four equal annual installments subject to optionee’s completion of one year of board service. As of December 31, 2002, a total of 105 shares were available for grant under the Director Plan.

2000 Plan

In December 2000, the board of directors adopted a Non-statutory Stock Options Plan for key employees and consultants (the “2000 Plan”). The exercise price for each option granted under the 2000 Plan shall be determined by the administrator on the date of grant. Options granted generally vest over a period of four years and expire ten years from the date of grant. As of December 31, 2002, a total of 686 shares were available for future grant.

Employee Stock Purchase Plan

In February 1999, stockholders approved the 1999 Employee Stock Purchase Plan. The number of shares reserved will be subject to an annual increase every January equal to the lesser of the number of shares optioned during the prior year or lesser amount determined by the board of directors. The 1999 Employee Stock Purchase Plan permits eligible employees to purchase up to 10 shares of common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes option activity under all Plans for the years ended December 31, 2002, 2001 and 2000:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 1999	3,626	$7.55
Granted	4,732	5.30
Canceled	(1,245)	7.84
Exercised	(757)	3.98

Outstanding at December 31, 2000	6,356	6.23
Granted	5,320	1.38
Canceled	(2,705)	4.27
Exercised	(190)	0.23

Outstanding at December 31, 2001	8,781	4.01
Granted	3,548	0.44
Canceled	(4,433)	4.53
Exercised	0	0

Outstanding at December 31, 2002	7,896	$2.09

The following table summarizes information with respect to stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Outstanding Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 0.09 – 0.10	357	9.6	$0.10	124	$0.10
0.15 – 0.15	180	9.8	0.15	15	0.15
0.25 – 0.28	2,006	9.5	0.28	840	0.28
0.70 – 1.00	1,031	9.1	0.84	239	0.74
1.10 – 1.63	1,459	7.4	1.30	956	1.33
1.72 – 2.50	1,738	5.9	2.10	1,525	2.12
2.60 – 3.47	12	6.7	3.36	12	3.36
4.30 – 6.25	304	7.0	6.06	222	5.99
6.50 – 9.13	709	6.2	7.44	610	7.42
11.06 – 11.06	15	6.6	11.06	15	11.06
25.00 – 25.00	85	6.9	25.00	64	25.00

$ 0.09 – 25.00	7,896	7.9	$2.09	4,622	$2.73

We have provided pro forma disclosures in Note 1 to the Consolidated Financial Statements of the effect on net loss and loss per share if the fair value of accounting for stock compensation had been used for our employee stock option grants and employee stock purchase plan purchases. These pro forma effects have been estimated at the date of grant using Black-Scholes option pricing model.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumptions used in completing the option-pricing model for years ended December 31 included:

	Stock Option Plans
	2002	2001	2000
Risk-free interest rate	3.4%	4.5%	5.9%
Expected life	4 years	4 years	4 years
Dividends	—	—	—
Volatility	155%	130%	130%
Weighted-average fair value of options granted during the period	$0.39	$1.19	$4.18

	Employee Stock Purchase Plan
	2002	2001	2000
Risk-free interest rate	2.01%	5.19%	5.7%
Expected life	0.5 years	0.5 years	0.5 years
Dividends	—	—	—
Volatility	205%	130%	130%
Weighted-average fair value of options granted during the period	$0.99	$1.03	$4.60

11.    Income Taxes

Our pre-tax loss from operations for the years ended December 31, 2002, 2001, and 2000 consisted of the following components:

	2002	2001	2000
Domestic	$(19,780)	$(34,673)	$(18,250)
Foreign	(1,860)	(5,076)	(4,944)

Total pretax loss	$(21,640)	$(39,749)	$(23,194)

Income tax expense for the years ended December 31, 2002, 2001 and 2000, were comprised of the following:

	2002	2001	2000
Current:
Federal	$—	$—	$—
State	47	105	5
Foreign	498	409	505

Total current tax expense	545	514	510

Deferred	—	—	—

Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred tax expense	—	—	—

Total tax expense	$545	$514	$510

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2002, 2001, and 2000 income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 34% to pretax loss as a result of the following:

	2002	2001	2000
Federal tax at statutory rate	$(7,358)	$(13,514)	$(7,886)
State taxes, net of federal benefit .	31	69	5
Non-recognition of tax benefits	6,509	12,437	7,876
Foreign taxes, with no federal benefit	498	409	505
Tax credits	—	—	—
Permanent differences	865	1,113	10

Total tax expense	$545	$514	$510

The components of the temporary differences that give rise to significant portions of our deferred tax assets and liabilities are set forth below.

	2002	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$32,072	$29,508	$16,167
Tax credit carryforwards	3,756	3,628	1,425
Deferred revenue	1,252	3,290	3,264
Other reserves and accruals	3,696	1,778	4,003
Other	16	—	2

Gross deferred tax assets	40,792	38,204	24,861
Valuation allowance	(39,916)	(36,605)	(24,736)

Total deferred tax assets	876	1,599	125
Deferred tax liabilities:
Property and equipment	(876)	(1,599)	(125)

Total deferred tax liabilities	(876)	(1,599)	(125)

Net deferred tax assets (liabilities)	$—	$—	$—

At December 31, 2002, management had established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The valuation allowance for deferred tax assets on December 31, 2002, 2001 and 2000 was $39,916, $36,605 and $24,736 respectively. The net change in the total valuation allowance for the years ended December 31, 2002, 2001 and 2000 was an increase of $3,311, $11,869 and $9,970 respectively. Included in the valuation allowance is a tax benefit attributable to the exercise of employee stock options which, when realized, will be a credit to additional paid-in-capital.

As of December 31, 2002, we have net operating loss carryforwards for federal and California income tax purposes of approximately $89,437 and $35,135 respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire, if not utilized, beginning in 2010. California net operating loss carryforwards will expire, if not utilized, beginning in 2005.

As of December 31, 2002, we also have research credit carryforwards for federal and California purposes of approximately $2,487 and $1,866 respectively, available to reduce future income taxes. The federal research credit carryforwards will expire, if not utilized, beginning 2010. The California research credit can be carried forward indefinitely until utilized.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. We have not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change occurred, utilization of the net operating loss carryforwards could be reduced significantly.

12.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2002	2001	2000
Net loss	$(22,185)	$(40,263)	$(23,704)
Weighted average common shares outstanding	46,331	39,425	29,020
Adjustment to reflect shares subject to repurchase	0	(102)	(247)

Shares used in computing net loss per share, basic and diluted	46,331	39,323	28,773

Net loss per share, basic and diluted	$(0.48)	$(1.02)	$(0.82)

Anti-dilutive securities including options and warrants not included in historical net loss per share calculations	17,028	9,457	6,395

13.    Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS No. 131 is based upon the “management approach,” or the way the management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. For the year ended December 31, 2002, our CODM was the Chief Executive Officer.

We provide software and services to address organizations’ information access, analysis and delivery needs. We sell our products domestically and internationally. For the purpose of making operating decisions, the CODM considers financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic area. We operate in a single segment.

It is impractical for us to disclose license revenue by product type.

The disaggregated financial information is revenues by geographic area. Such information for the years ended December 31, were as follows:

	2002	2001	2000
United States	62%	72%	87%
International	38%	28%	13%

No one country outside of the United States comprised more than 10% of total revenue for fiscal 2002, 2001, and 2000. None of our international operations have material long-lived assets. The international sales are based on revenue generated from customers located outside the United States.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Employee Benefit Plans

401(k) Plan

We maintain a 401(k) Plan for our employees. The 401(k) Plan allows eligible employees to defer up to 15%, but no greater than the stated limitation in any plan year, of their pretax compensation in certain investments at the discretion of the employee.

No contributions were made to the plan during 2002, 2001, and 2000.

15.    Restructuring and Asset Impairments

Restructuring and related charges

In December 2001, we implemented a restructuring plan aimed at streamlining the underlying cost structure to better position us for growth and improved operating results. As part of the restructuring plan, we consolidated our Florida facility and implemented a reduction in workforce of approximately 14% or 51 employees and contractors through March 31, 2002.

During the second quarter of 2002, we implemented a new restructuring plan which was executed during the remainder of 2002. The major element of the restructuring plan was to terminate certain employees; as a result, we had a reduction in force of approximately 36% or 94 employees, which brought our total headcount to 164 worldwide. The reductions came from all areas of our Company, and the terminations were substantially completed by December 31, 2002. Our Chief Executive Officer and President, our Executive Vice President—Sales, and Chief Marketing Officer stepped down as part of this restructuring. Further, we decided to proceed with closing several domestic sales offices and international sales offices in Brazil, Mexico and the Netherlands. We also discontinued our marketing services business due to changes in our strategy. The purpose of the restructuring was to bring operating expenses in line with net revenues with the goal of achieving cash flow breakeven in the near future and strategically focusing our Company on its core business. The restructuring was substantially completed during 2002.

For the year ended December 31, 2002, we incurred $4,606 restructuring and related charges. As of December 31, 2002, the remaining restructuring accrual is summarized as follow:

	Severance	Lease Termination costs	Total
Accrual balance at December 31, 2001	$150	$252	$402
Non-cash credit in 2002	(50)	(15)	(65)
Cash payment made in 2002	(100)	(234)	(334)

Remaining balance in FY2001 accrual	0	3	3

Restructuring charge incurred in 2002	4,303	303	4,606
Cash payment made in 2002	(1,913)	0	(1,913)
Non-cash charges in 2002	(2,089)	0	(2,089)

Accrual balance at December 31, 2002	$301	$306	$607

Non-cash charges consist of $1,152 from the forgiveness and impairment of loans to a former executive, $912 in stock compensation from the acceleration of vesting for a terminated executive and $25 related to the impairment of property and equipment. We expect to pay the remaining accrual balance, primary related to severance and a portion of the vacated leases, within the next two quarters.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Impairment

Asset impairment charges of $1,066 incurred in 2002 consist of $796 of goodwill impairment related to the closure of certain operations and a $270 reserve on shareholders’ notes due to the uncertainty of their collectibility.

Asset impairment charge of $3,429 in 2001 consisted of $1,793 reserve on shareholders’ notes due to the uncertainty of their collectibility, $1,187 impairment of prepayments made to a service provider for data center services which is no longer in business for data center services, a $361 reduction in the carrying value of goodwill due to sale of acquired technology to a third party, and $88 of other losses related to the closing of a remote facility due to the consolidation of our operation into our headquarter location.

16.    Related Party Transactions

Agreements and Arrangement with Executive Officers

In August 2000, we entered into an employment agreement with our President and Chief Executive Officer (the Executive). The employment agreement provides that he will receive, among other things two loans:

1)	an interest-free $750 loan for use towards the purchase of a home, which loan would be forgiven over a period of five years provided he continues to be employed with us (or upon his termination without cause), and

2)	a $2,000 loan for use towards the purchase of a home bearing simple interest at a rate of 5% per year and maturing in five years. The loan is fifty percent recourse and is secured by the Executive’s primary residence. On November 12, 2001, his employment agreement was amended whereby we agreed to forgive $282 of the principal of this loan in exchange for him foregoing the payment of a guaranteed bonus, which was recorded in the Consolidated Statements of Operations for the year ended December 31, 2001.

The Executive’s employment with our Company terminated effective August 31, 2002. We forgave the first loan for $750 upon termination of the Executive’s employment in accordance with his employment agreement, which is included in restructuring charges in the Consolidated Statements of Operations for the year ended December 31, 2002. The principal and interest under the second loan is due in August 2005, and is included in notes receivable from officers on the Consolidated Balance Sheet as of December 31, 2002, at the estimated recoverable value based on the separation agreement and change of employment status.

In May 2000, we entered into a letter agreement with our former Executive Vice President, Finance and Administration, and Chief Financial Officer. The letter agreement provides that our previous Chief Financial Officer would receive, among other things, a $400 loan for use towards the purchase of a home bearing interest at a rate of 7.5% per year and maturing in five years. During 2001, we forgave a total of $316 of the principal and interest, which are included in general and administrative expenses. As of December 31, 2002, $134 in unpaid principal and interest was outstanding under the loan and is included in the notes receivable from officers on the Consolidated Balance Sheet as of December 31, 2002 at the estimated recoverable value.

Agreements and Arrangements with Directors

We recognized revenues of $65, $0, and $783 in 2002, 2001 and 2000 from licenses sold to an entity for which our former Chairman served as a member of its Board of Directors. A member of our Board of Directors is also an officer of an entity from which we recorded revenue of $870, $145 and $1,032 for the years ended December 31, 2002, 2001 and 2000.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2000, one of our directors sublet property to Sagent Technology Gmbh, a wholly owned subsidiary pursuant to a sublease arrangement that expired in April 2001. We recorded lease payment of $0 and $13 for the years ended December 31, 2002 and 2001, respectively.

One of our directors also provided consulting services to Sagent Technology GmbH. The amount paid for such services was approximately $0 and $114 for the years ended December 31, 2002 and 2001, respectively. We also sold product and services totaling $21 to this director in 2001.

17.    Subsequent Events

Sale of Assets—Plan of Liquidation

On April 15, 2003, we entered into an Asset Purchase Agreement with Group 1 Software, Inc. Subject to the terms and conditions of the Asset Purchase Agreement, Group 1 will pay us up to $17 million, in exchange for substantially all of our assets, including all intellectual property, accounts receivable, cash on hand, certain contracts, property & equipment and other designated assets, and the assumption of specified liabilities. The purchase price of $17 million is payable through the cancellation of the secured bridge loans referred to below, with the remainder to be paid in cash. The purchase price of $17 million may be reduced, based on changes in the value of the acquired assets and assumed liabilities prior to the closing.

Group 1 has a period of time to complete their due diligence review of our assets and liabilities, after which Group 1’s board of directors will consider the Asset Purchase Agreement for approval. Group 1 may terminate the Asset Purchase Agreement if it is not satisfied with the results of its due diligence investigation, or if its board of directors does not approve the transaction. We expect that Group 1’s board of directors will act with respect to the Asset Purchase Agreement by May 9, 2003.

Assuming the satisfactory completion by Group 1 of its due diligence review and the approval by Group 1’s board of directors, and subject to approval by our stockholders and satisfaction of the other closing conditions set forth in the Asset Purchase Agreement, we expect that the sale of assets will be consummated near the end of the second calendar quarter of 2003 or early in the third calendar quarter of 2003. After the closing of the sale of assets, and following the expiration of our indemnity obligations four months after the closing, we will, subject to approval by our stockholders, wind up our operating business, effect a complete liquidation and dissolution of the company, and distribute any remaining cash to our stockholders. We expect to complete the liquidation and final distribution prior to the end of the calendar year 2003.

Concurrent with the signing of the Asset Purchase Agreement, Group 1 provided us with $5 million in bridge financing, secured by all of our assets. Of that amount, approximately $3.1 million was used to pay all amounts owed to CDC Software Corporation under a settlement agreement. Under the terms of the bridge financing, Group 1 has agreed to lend us an additional $2 million after, and if, the Asset Purchase Agreement is approved by Group 1’s board of directors.

CDC Loan

On March 19, 2003, we received a notice from CDC declaring that an event of default had occurred under agreements relating to secured loans totaling $7 million made by CDC to us in the fourth quarter of 2002. CDC declared the entire principal amount under the loans to be immediately due and payable, and asserted control over our bank deposit accounts. On March 20, 2003, CDC caused approximately $4.5 million that was in our deposit accounts to be transferred to a CDC bank account in Hong Kong. CDC also filed a complaint against us

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

asserting claims for, among other things, breach of contract and negligent misrepresentation, in connection with the loan agreement in the U.S. District Court for the Northern District of California.

We disputed that an event of default existed under the loans, and averred that we were current in payments of interest under the loans, and that no principal payments are due under the loans prior to October 24, 2004. We filed our own complaint asserting claims for breach of contract and conversion in the Santa Clara County Superior Court, and sought injunctive relief. Thereafter, CDC removed that action to federal court. On April 4, 2003, the parties entered into a settlement agreement by which CDC would be permitted to retain the funds transferred to Hong Kong on March 20, 2003 and we agreed to pay the remaining amounts due plus interest, and to pay $500,000 to CDC in exchange for all warrants held by CDC and for CDC’s expenses. On April 15, 2003, using funds derived from a secured bridge financing from Group 1 Software, Inc., We paid the amounts due under the settlement agreement. Under the terms of the settlement agreement, Sagent and CDC will each dismiss their lawsuits.

Asia Pacific/Joint Venture

On March 17, 2003 our Board approved the acquisition of the remaining 47% interest in the Sagent Asia/Pacific Pte. Ltd. for a total purchase price of $300. The transaction was completed on April 1, 2003.

SCHEDULE II

SAGENT TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2000:
Allowance for returns and for doubtful accounts	$630	$4,793	$455	$4,968
Year Ended December 31, 2001:
Allowance for returns and doubtful accounts	4,968	2,298	5,596	1,670
Year Ended December 31, 2002:
Allowance for returns and doubtful accounts	$1,670	$960	$1,241	$1,389

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

PART III

The information required by Part III is omitted from this report and will be included in the proxy statement for our 2003 annual meeting of stockholders, which will be filed by April 30, 2003.

Item 10.     Directors and Executive Officers of the Registrant

The information regarding directors and executive officers appearing under the headings “Election of Directors” “Other Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for our 2003 annual meeting of stockholders is incorporated by reference.

Item 11.     Executive Compensation

The information contained under the headings “Executive Officer Compensation”, “Director Compensation”, “Report of the Compensation Committee of the Board of Directors” and “Certain Relationships and Related Transactions” in the proxy statement for our 2003 annual meeting of stockholders is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our 2003 annual meeting of stockholders is incorporated by reference.

Item 13.     Certain Relationships and Related Transactions

The information contained under the heading “Certain Relationships and Related Transactions” in the proxy statement for our 2003 annual meeting of stockholders is incorporated by reference.

Item 14.     Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief accounting officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Annual Report on Form 10-K have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls.

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.	Consolidated Financial Statements:
		Page
	KPMG LLP, Independent Auditors	43
	Consolidated Balance Sheets	44
	Consolidated Statements of Operations	45
	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss	46
	Consolidated Statements of Cash Flows	47
	Notes to Consolidated Financial Statements	48
2.	Financial Statement Schedules
	Schedule II—Valuation and Qualifying Accounts	73
3.	Exhibits See the Index to Exhibits attached to this report.

(b) Report on Form 8-K

On March 25, 2003, we filed a Form 8-K to report the default notice that we received from CDC Software Corporation.

On April 17, 2003, we filed a Form 8-K to report the Asset Purchase Agreement dated April 15, 2003 between Sagent and Group 1.

(c) Exhibits

See Item 15(a)(3), above.

(d) Financial Statement Schedules

See Item 15(a)(2), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on April 17, 2003.

SAGENT TECHNOLOGY, INC.

By:	/S/ ANDRE BOISVERT
Andre Boisvert President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints, jointly and severally, Andre Boisvert and Patricia Szoka and each one of them, his true and lawful attorney-in-fact and agents, each with full power of substitution, for his and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or any of them, or his or their substitute of substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDRE BOISVERT Andre Boisvert	President, Chief Executive Officer and Chairman and Director (Principal Executive Officer)	April 17, 2003

/s/ PATRICIA SZOKA Patricia Szoka	Chief Accounting Officer	April 17, 2003

/s/ STEVEN R. SPRINGSTEEL Steven R. Springsteel	Director	April 17, 2003

/s/ ALI JENAB Ali Jenab	Director	April 17, 2003

/s/ IRV H. LICHTENWALD Irv H. Lichtenwald	Director	April 17, 2003

CERTIFICATIONS

I, Andre M. Boisvert, certify that:

1.	I have reviewed this annual report on Form 10-K of Sagent Technology, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 17, 2003	/s/ Andre M. Boisvert

Andre M. Boisvert President and Chief Executive Officer

CERTIFICATIONS

I, Patricia Szoka, certify that:

1.	I have reviewed this annual report on Form 10-K of Sagent Technology, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 17, 2003	/s/ Patricia Szoka

Patricia Szoka Chief Accounting Officer

INDEX TO EXHIBITS

Number	Title

2.1(10)	Asset Purchase Agreement dated April 15, 2003 between the Registrant and Group 1 Software, Inc.

3.1(1)	Certificate of Incorporation of Registrant.

3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.3(1)	Bylaws of Registrant.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(2)	Common Stock Rights Agreement dated February 15, 2001 between the Registrant and the parties named therein.

4.3(4)	Common Stock Rights Agreement dated July 23, 2001 between the Registrant and the parties named therein.

10.1(1)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2(1)*	1998 Stock Plan and related agreements.

10.3(1)*	1999 Employee Stock Purchase Plan and related agreements

10.4(1)*	1999 Director Option Plan and related agreements.

10.6(1)*	Master Equipment Lease Agreement, dated September 28, 1998 between the Registrant and Dell Financial Services, L.P.

10.7(1)	Standard Office Lease, dated June 1, 1998, by and between the Registrant and Asset Growth Partners, Ltd., and the Amendment thereto.

10.8(1)+	Development and Licensing Agreement, dated January 22, 1997, between the Registrant and Abacus Concepts, Inc.

10.9(1)+	Microsoft License and Distribution Agreement, dated August 23, 1996, between the Registrant and Microsoft Corporation.

10.10(1)+	Sagent KK Non-Exclusive Japanese Distribution Agreement, dated as of December 17, 1997, between Sagent KK Japan and Kawasaki Steel Systems R&D Corporation.

10.11(1)	Form of Sagent Technology, Inc. End User Software License Agreement.

10.12(1)+	OEM Software License Agreement, effective March 31, 1998, between the Registrant and Siebel Systems, Inc.

10.13(1)	Form of Sagent Technology, Inc. Software Maintenance and Technical Support Agreement.

10.14(1)	Form of Sagent Technology, Inc. Agreement for Consulting Services.

10.15(1)	Form of Sagent Technology, Inc. Agreement for Subcontractor Consulting Services.

10.16(1)	Form of Evaluation Agreement.

10.17(1)	Notes, dated February 1, 1999 between the Registrant and Virginia Walker.

10.18(1)	Notes, dated February 1, 1999 between the Registrant and Virginia Walker.

10.19(1)+	Solution Provider Agreement, effective June 27, 1997, between the Registrant and Unisys Corporation.

10.20(1)*	Executive Change of Control Policy.

10.21(1)+	Software License and Services Agreement, dated March 31, 1998, between the Registrant and Siebel Systems, Inc.

10.24(1)	Nonexclusive International Software Value Added Reseller (“VAR”) Agreement, dated December 8, 1997, between the Registrant and Opalis S.A.

10.25(2)*	Employment Agreement dated August 4, 2000, between the Registrant and Ben C. Barnes.

Number	Title

10.26(2)*	Offer letter dated May 9, 2000, between the Registrant and David Eliff.

10.27(2)	Common Stock Purchase Agreement dated February 15, 2001, between the Registrant and the parties named therein.

10.28(3)*	Service Agreement, dated January 1, 2001, between the Registrant and Arthur Parker.

10.29(4)	Stock Purchase Agreement dated July 23, 2001, between the Registrant and the parties named therein.

10.30(6)*	Offer letter dated October 9, 2001, between the Registrant and Richard Ghiossi.

10.31(6)*	Offer letter dated October 31, 2001, between the Registrant and Steven R. Springsteel, and addendum dated November 16, 2001.

10.32(6)*	Settlement Agreement and Mutual Release dated December 31, 2001, between the Registrant and Kenneth C. Gardner

10.33(7)*	Agreement dated July 22, 2002, between the Registrant and Steven R. Springsteel

10.34(7)*	Agreement dated July 22, 2002, between the Registrant and Andre M. Boisvert.

10.35(7)*	Agreement dated August 1, 2002, between the Registrant and John Maxwell.

10.36(7)*	Separation Agreement and Release executed on October 7, 2002, between the Registrant and Ben C. Barnes.

10.37(7)*	Separation Agreement and Release executed on September 30, 2002, between the Registrant and Richard Ghiossi.

10.38(8)	Investor’s Rights Agreement, dated November 1, 2002, between the Registrant and CDC Software Corporation.

10.39(8)	Note and Warrant Purchase Agreement, dated October 24, 2002, between the Registrant and CDC Software Corporation.

10.40(8)	Security Agreement, dated October 24, 2002, between the Registrant and CDC Software Corporation.

10.41(8)	Security Promissory Note, dated November 1, 2002, between the Registrant and CDC Software Corporation.

10.42(8)	Warrant, dated November 1, 2002, issued by Registrant to CDC Software Corporation.

10.43(8)	Security Promissory Note, dated December 31, 2002, between the Registrant and CDC Software Corporation.

10.44(8)	Warrant, dated December 31, 2002, issued by Registrant to CDC Software Corporation.

10.45(9)	Warrant, dated November 1, 2002, issued by Registrant to Baruch Halpern and Shoshana Halpern

10.46(9)	Warrant, dated November 1, 2002, issued by Registrant to David Dohrmann.

10.47(9)	Warrant, dated December 31, 2002, issued by Registrant to Baruch Halpern and Shoshana Halpern

10.48(9)	Warrant, dated December 31, 2002, issued by Registrant to David Dohrmann.

16.1(5)	Letter dated as of October 18, 2000 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.

23.1	Consent of KPMG LLP, Independent Accountants.

24.1	Power of Attorney (included on signature page).

99.1	Certifications of Chief Executive Officer and Chief Accounting Officer.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (No. 333-71369), declared effective by the Securities and Exchange Commission (SEC) on April 14, 1999.
(2)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(3)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.
(4)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2001.
(5)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 19, 2000.
(6)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2002.
(7)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002.
(8)	Incorporated by reference to the exhibit to the Registrant’s Form S-3 filed with the SEC on December 31, 2002.
(9)	Incorporated by reference to the exhibit to the Registrant’s Form S-3/A filed with the SEC on March 14, 2003.
(10)	Incorporated by reference to the exhibit to the Registrant’s Current Report on 8-K filed with the SEC on April 17, 2003.
*	Denotes management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.