Form 10-Q
period 2003-03-31
SAGENT TECHNOLOGY INC
filed 2003-05-15
CIK 1058425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☐  NO ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 12, 2003, Registrant had 46,423,512 shares of common stock issued and outstanding.

SAGENT TECHNOLOGY, INC. QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2003

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

SAGENT TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	March 31, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$2,147	$9,711
Restricted cash	875	875
Accounts receivable, net of allowance for doubtful accounts of $1,450 in 2003 and $1,389 in 2002	6,196	6,957
Other current assets	1,237	2,202

Total current assets	10,455	19,745
Property and equipment, net	2,442	3,159
Goodwill, net	6,718	6,718
Notes receivable from officers	873	1,000
Other assets	602	638

Total assets	$21,090	$31,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,626	$2,811
Accrued liabilities	4,300	6,388
Deferred revenue	8,484	8,499
Current portion of capital lease obligation	985	1,380
Short-term debt	2,566	5,285

Total current liabilities	18,961	24,363
Other long-term liabilities	100	142

Total liabilities	19,061	24,505

Minority interest	235	366
Stockholders’ Equity
Convertible preferred stock, par value $.001 per share; Authorized: 6,011 shares at March 31, 2003 and December 31, 2002; Issued and outstanding: none at March 31, 2003 and December 31, 2002	0	0
Common stock, par value $.001 per share; Authorized: 70,000 shares at March 31, 2003 and December 31, 2002; Issued and outstanding: 46,424 at March 31, 2003 and December 31, 2002	46	46
Additional paid-in capital	135,778	135,778
Accumulated other comprehensive loss	(14)	(46)
Accumulated deficit	(134,016)	(129,389)

Total stockholders’ equity	1,794	6,389

Total liabilities and stockholders’ equity	$21,090	$31,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAGENT TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenue:
License	$3,858	$6,116
Service	3,563	5,167

Total revenue	7,421	11,283

Cost of revenue:
License	505	614
Service	1,457	2,335

Total cost of revenue	1,962	2,949

Gross profit	5,459	8,334

Operating expenses:
Sales and marketing	3,977	6,971
Research and development	2,202	3,425
General and administrative	1,215	1,336
Stock-based compensation	0	189
Restructuring credit	(5)	(50)

Total operating expenses	7,389	11,871

Loss from operations	(1,930)	(3,537)
Interest income (expense), net	(2,624)	18
Other income (expense), net	98	(60)

Net loss before income taxes	(4,456)	(3,579)
Provision for income taxes	171	144

Net loss	$(4,627)	$(3,723)

Basic and diluted net loss per share	$(0.10)	$(0.08)

Shares used in computing basic and diluted net loss per share	46,424	46,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAGENT TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operations:
Net loss	$(4,627)	$(3,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	723	809
Amortization of warrant costs	1,715	0
Accrued interest on short-term loan	204	0
Restructuring credit	(5)	(50)
Loss on disposal of property and equipment	0	80
Stock-based compensation	0	189
Minority interest in losses of subsidiary	(131)	(37)
Changes in operating assets and liabilities:
Accounts receivable	761	1,599
Other current assets	965	572
Other assets	163	13
Accounts payable	(185)	(381)
Accrued liabilities	(2,145)	(1,797)
Deferred revenue	(15)	678
Other long-term liabilities	(25)	(3)

Net cash used in operating activities	(2,602)	(2,051)

Cash flows from investing activities:
Purchase of property and equipment	(6)	(43)

Net cash used in investing activities	(6)	(43)

Cash flows from financing activities:
Payments of principal under capital lease obligations	(411)	(752)
Payment of short-term debt	(4,577)	0

Net cash used in financing activities	(4,988)	(752)

Effect of exchange rate changes	32	(163)

Net decrease in cash and cash equivalents	(7,564)	(3,009)

Cash and cash equivalents, beginning of the period	9,711	15,552

Cash and cash equivalents, end of the period	$2,147	$12,543

Supplemental disclosure of cash flow information:
Cash payments for interest	$18	$70
Cash payments for taxes	$69	$67

Supplemental disclosure of non-cash investing and financing activity:
Net settlement of severance and note receivable from officers	$143	$0
Equipment acquired under capital leases	$0	$38

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAGENT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except where noted)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    Description of Business and Summary of Significant Accounting Policies

Business

We offer a business intelligence software platform that allows business users and information technology (IT) departments to work together to integrate, analyze, deliver and understand information. Our technology and implementation methodology reduces the time and expense required to deploy custom business intelligence solutions.

We were incorporated in California in April 1995 under the name Savant Software, Inc. In June 1995, we changed our name to Sagent Technology, Inc. In September 1998, we reincorporated in Delaware. References in this quarterly report to “Sagent,” “we,” “our” and “us” refer to Sagent Technology, Inc. and its subsidiaries, unless the context otherwise requires.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2003 and December 31, 2002, and the operating results and cash flows for the three months ended March 31, 2003 and 2002. These condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2003. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal course of business. We have incurred significant losses, including a net loss of $4.6 million for the three months ended March 31, 2003 and $22.2 million for the twelve months ended December 31, 2002. As of March 31, 2003, we have an accumulated deficit of $134.0 million and a working capital deficit of $8.5 million. These matters raise substantial doubt about our ability to continue as a going concern. On April 15, 2003, we entered into an Asset Purchase Agreement with Group I Software (see details in Note 11 Sale of Assets – Plan of Liquidation). There can be no assurance that these efforts will be successful. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of Sagent Technology, Inc., its majority owned subsidiary Sagent Asia/Pacific Pte Ltd., and its wholly owned subsidiaries, Qualitative Marketing Software, Inc. (QMS), Sagent U.K., Ltd., Sagent Technology GmbH, Sagent France, S.A., Sagent Technology Japan KK, Sagent Benelux, Sagent Australia Pty Ltd, Sagent de Brazil, and Sagent de Mexico. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of such estimates include, but are not limited to, the accounting for litigation contingencies and the allowance for doubtful accounts, goodwill impairments, restructuring costs and related charges, and income taxes. Our current estimated range of loss related to some of the pending litigation is based on claims for which we can estimate the amount and range of loss. In addition, we also analyze current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable. Actual results could differ from those estimates.

Restricted Cash

Restricted cash as of March 31, 2003 consists of $775 in stand by letter of credits issued as a guarantee of payment against certain of our lease agreements and $100 held in escrow to fulfill terms of a contractual agreement. The $775 stand by letter of credit expires on August 31, 2003.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are comprised principally of cash and cash equivalents and trade accounts receivable. We invest excess cash through banks, primarily in highly liquid securities, and have investment policies and procedures that are reviewed periodically to minimize credit risk.

With respect to accounts receivable, we perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses to date have been within management’s expectations. At March 31, 2003 and December 31, 2002, no customer accounted for more than 10% of accounts receivable. No customer accounted for more than 10% of revenue for the three months ended March 31, 2003 or 2002.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in business combinations. Prior to January 2002, we amortized goodwill on a straight-line basis over its expected useful life ranging from one to five years.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances and written down when impaired, rather than being amortized as previous accounting standards required. There was no impairment of goodwill recorded in the three months ended March 31, 2003 and 2002, respectively.

Impairment of Long-Lived Assets

Long-lived assets and other identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, economic and industry trends, changes in our strategies in sales and marketing and research and development, changes in projected future operating results, changes in the mode of operations, the exit from facilities and significant declines in our stock price for an extended period time. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, impairment is measured based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

Revenue Recognition

We license software products directly to our customers and through channel partners such as independent software vendors, resellers and distributors. Independent software vendors generally integrate our products with their applications or resell them with their products. Our other channel partners, principally resellers and distributors, sell our software products to end user customers.

We derive revenue from license fees for software products and fees for services relating to the software products, including consulting, training, software and data updates and technical support.

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

Delivery has occurred—Our software may be either physically or electronically delivered to the customer. For those products that we deliver physically, our standard transfer terms are FOB shipping point. For an electronic delivery of software, delivery is considered to have occurred when the customer has been provided with the access codes that allow the customer to take immediate possession of the software. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

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

Collectibility is probable—Collectibility is assessed on a customer-by-customer basis. We assess collectibility based on a number of factors, including past transaction history with the customers and their credit worthiness. New customers are subjected to a credit review process, which evaluates the customer’s financial position and ultimately their ability to pay. We obtain and review credit reports from the third-party credit reporting agencies for new customers with which we are not familiar. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. The determination regarding the probability of collection ultimately relies on management judgment. If changes in conditions cause management to determine that this criteria is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Revenue for transactions with enterprise application vendors, OEMs, and distributors is generally recognized when the licenses are resold or utilized by the reseller and all related obligations on our part have been satisfied. However, if the contract stipulates a non-refundable royalty payment to be paid in advance of any resale, revenue is recognized upon execution of the contract, provided all other revenue recognition criteria have been met. We report the revenue generated through distributors on a gross basis only if we act as the principal in the transaction and assume the risks and rewards of ownership, such as the risk of loss for collection, delivery and returns. In these cases we reflect the distributors’ fees under sales and marketing expenses. If the above conditions do not exist, we record revenue based on the net amount retained (that is, the amount billed to the customer less the amount paid to the distributor.)

We allocate revenue on software arrangements involving multiple elements to the delivered element using the residual method. Our determination of fair value of the undelivered elements in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We sell our data and professional services separately, and have established VSOE of fair value on this basis. We have established VSOE of fair value for maintenance services for arrangements less than $1 million through selling such services separately. VSOE of fair value for maintenance services for arrangements greater than $1 million is determined based upon the customer’s contractual annual renewal rates. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from data, maintenance and professional services are recognized ratably over their respective terms.

We usually license software products on a perpetual basis. If vendor specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until the earlier of a) when such evidence does exist for the undelivered elements, or b) when all elements are delivered.

Our customers may require consulting and implementation services which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their needs. When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that a) the above revenue recognition criteria are met, b) payment of the license fees is not dependent upon performance of the consulting services, c) the services do not include significant alterations to the features and functionality of the software and d) VSOE of services has been established as discussed above. To date, services have not been essential to the functionality of the software products for substantially all software agreements.

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

Capitalized Software

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, capitalized costs for our software development have not been material.

Stock-Based Compensation

We account for stock awards issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees” as interpreted by FIN 44 “Accounting for Certain Transactions Involving Stock Compensation” and comply with the disclosure provisions of FASB Statement No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation”. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the award. Stock compensation is being amortized over the vesting period on a straight-line basis. In addition, we account for stock issued to non-employees in accordance with the provisions of SFAS 123. Pursuant to SFAS 123, stock-based compensation is accounted for at the fair value of the equity instruments issued, or at the fair value of the consideration received, whichever is more reliably measurable.

Had compensation cost for our stock-based compensation awards been determined using the fair value under SFAS 123 as calculated using the Black-Scholes option pricing model, our net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2003	2002
Net loss—as reported	$(4,627)	$(3,723)
Add: stock-based compensation expense included in reported net loss, net of related tax effect	0	189
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(1,654)	(1,852)

Net loss—pro forma	$(6,281)	$(5,386)

Basic and diluted net loss per share:
As reported	$(0.10)	$(0.08)

Pro forma	$(0.14)	$(0.12)

The assumptions used for the three months ended March 31, 2003 and 2002, respectively, and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	Stock Option Plans
	3/31/03	3/31/02
Risk-free interest rate	2.54%	3.4%
Expected life	4 years	4 years
Dividends	—	—
Volatility	155%	155%
Weighted-average fair value of options granted during the period	$0.23	$0.39

	Employee Stock Purchase Plan
	3/31/03	3/31/02
Risk-free interest rate	1.43%	2.01%
Expected life	0.5 years	0.5 years
Dividends	—	—
Volatility	205%	205%
Weighted-average fair value of options granted during the period	$0.13	$0.99

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

Guarantees

We enter into standard indemnification provisions within our software license agreements with our customers and technology partners. Pursuant to these provisions, we typically indemnify, defend and hold harmless the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification provisions is generally perpetual any time after execution of the license agreement. The maximum potential amount of future payments that we could be required to make under these indemnification provisions is unlimited. We have, in the past, incurred costs to defend intellectual property lawsuits.

We generally warrant that our software products will perform in all material respects in accordance with our standard published specifications. Historically, costs related to this warranty have not been significant.

We have agreements in place with our directors and officers whereby we indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy, which may enable us to recover a portion of any future amounts paid.

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

Comprehensive income (loss) is the total of net income (loss) and all other revenue, expenses, gains and losses recorded directly in equity. Our “Other comprehensive income (loss)” consists primarily of foreign currency translation adjustments. There was no significant tax effect on the components of other comprehensive loss for the three months ended March 31, 2003 and 2002, respectively.

	Three Months Ended March 31,
	2002	2001
Net loss	$(4,627)	$(3,723)
Other comprehensive loss:
Foreign currency translation adjustment	32	(163)

Comprehensive loss	$(4,595)	$(3,886)

NOTE 3.	OTHER CURRENT ASSETS

Other current assets consists of:

	March 31, 2003	December 31, 2002
Prepaid licenses	$212	$296
Deferred charges	0	669
Other	1,025	1,237

Total	$1,237	$2,202

Included in prepaid licenses are licensed technologies purchased from third parties, which are integrated into our products prior to deployment. These licensed technologies are being amortized ratably to cost of revenue over the term of the license, generally for a period of two to five years on either a per unit or straight-line basis.

The deferred charges of $669 as of December 31, 2002 related to closing and legal fees incurred in connection with short-term debt financing. For the period ended March 31, 2003, we recognized $669 interest expense resulting from the change in the nature of this short-term debt (see Note 7 for details), which is included in interest income (expense), net in the unaudited condensed consolidated statements of operations.

NOTE 4.	GOODWILL

Goodwill is comprised of the following:

	March 31, 2003	December 31, 2002
Goodwill:
Sagent UK	$1,746	$1,746
Sagent France SA	645	645
Sagent GmbH	1,787	1,787
Sagent Asia/Pacific Pte. Ltd	2,389	2,389
Sagent Benelux	151	151

Total	$6,718	$6,718

NOTE 5.	OTHER ASSETS

Other assets is comprised of the following:

	March 31, 2003	December 31, 2002
Other assets:
Deposits	$486	$495
Other	116	143

Total	$602	$638

NOTE 6.	ACCRUED LIABILITIES

Accrued liabilities consists of the following:

	March 31, 2003	December 31, 2002
Employee compensation and benefits	$1,503	$2,472
Sales and marketing	1,137	1,186
Sales taxes	163	421
Software royalties	359	1,162
Restructuring and related charges (Note 9)	233	607
Other	905	540

Total	$4,300	$6,388

NOTE 7.	SHORT-TERM DEBT

On October 24, 2002, we entered into an agreement with CDC Software Corporation (CDC), a wholly owned subsidiary of chinadotcom corporation (NASDAQ: CHINA), to obtain secured loans of $7 million in the aggregate. The loans bear interest at the rate of 12% per annum, payable quarterly in arrears. The principal amount of each loan was payable in full two years after the date such loan was made. The loans were secured by all of our assets, both tangible and intangible. As part of this agreement, CDC was entitled to receive warrants to purchase 8 million shares of our common stock at a price of $0.10 per share as the loan was funded. In addition, certain financial advisors also received warrants to purchase an aggregate of 400,000 shares of our common stock at $0.10 per share.

On October 31, 2002, Sagent and CDC closed on the first $5 million of the total loan facility. The net proceeds to us from the $5 million loan, after payment of expenses, were approximately $4.6 million. In connection with this loan, we issued CDC Software warrants to purchase 5.7 million shares of our common stock at a price of $0.10 per share. The estimated fair value of the warrants of $1.2 million was being charged to interest expense over the term of the loan using the effective interest method. The principal amount of the loan was payable in full on October 31, 2004.

On December 31, 2002, Sagent and CDC closed on the remaining $2 million of the total loan facility and we received net proceeds of $2 million. In connection with this loan, we issued CDC warrants to purchase 2.3 million shares of our common stock at a price of $0.10 per share. The estimated fair value of the warrants of $0.7 million was being charged to interest expense over the term of the loan using the effective interest method. The principal amount of the loan was payable in full on December 30, 2004.

On March 19, 2003, we received a notice from CDC declaring that an event of default had occurred under agreements relating to the secured loans totaling $7 million made by CDC to us in the fourth quarter of 2002. CDC declared the entire principal amount under the loans to be immediately due and payable, and asserted control over our bank deposit accounts. On March 20, 2003, CDC caused approximately $4.6 million that was in our deposit accounts to be transferred to a CDC bank account in Hong Kong. CDC also filed a complaint against us asserting claims for, among other things, breach of contract and negligent misrepresentation, in connection with the loan agreement in the U.S. District Court for the Northern District of California.

We disputed that an event of default existed under the loans, and averred that we were current in payments of interest under the loans, and that no principal payments were due under the loans prior to

October 24, 2004. We filed our own complaint asserting claims for breach of contract and conversion in the Santa Clara County Superior Court, and sought injunctive relief. Thereafter, CDC removed that action to federal court. On April 4, 2003, the parties entered into a settlement agreement by which CDC would be permitted to retain the funds transferred to Hong Kong on March 20, 2003 and we agreed to pay the remaining amounts due plus interest, and to pay $500 to CDC in exchange for all 8 million warrants held by CDC and for CDC’s expenses. On April 15, 2003, using funds derived from a secured bridge financing from Group 1 Software, Inc., we paid the amounts due under the settlement agreement. Under the terms of the settlement agreement, Sagent and CDC were to each dismiss their lawsuits. On April 18, 2003, both parties dismissed their lawsuits.

For the period ended March 31, 2003, we incurred interest expense of $2,642, which is included in the unaudited condensed consolidated statements of operations. This interest expense includes interest payable under the secured loans, the accretion of the loan discount attributable to the fair value of the related warrants and the amortization of deferred debt-offering charges.

NOTE 8.	LITIGATION

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

From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of purchasers of our common stock between October 21, 1999 and April 18, 2000. The parties have settled the lawsuit. Our $5.5 million contribution to the settlement was funded by our directors’ and officers’ insurance carriers. The Court approved the settlement on April 28, 2003.

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

On March 1, 2002, the court issued an order in the Fanucci case sustaining our motion to dismiss and granting the plaintiff leave to amend the complaint. The Fanucci plaintiff filed an amended complaint on April 2, 2002. The individual defendants and we each filed motions to dismiss to that complaint. The Court sustained the motion to dismiss, with leave to amend. The plaintiff filed an amended complaint on

November 15, 2002; the defendants file motions to dismiss on the same grounds as those identified in their prior motions. The demurrer hearing is scheduled for June 3, 2003.

In October 2001, infoUSA, Inc. filed a complaint against us in the District Court of Douglas County, Nebraska, seeking amounts infoUSA claims are owed under a license agreement between Sagent and infoUSA. The amount of the claim is $900,000, plus interest. A default judgment for the full amount of the claim was entered against us on December 20, 2001, for failure by us to respond to the initial complaint. We filed a motion to set aside the default judgment in January 2002. On February 22, 2002, the court granted our motion to set aside the default judgment, and allowed us to file its answer to the complaint. The parties entered into a Settlement and Mutual Release Agreement effective January 20, 2003. The Settlement Agreement calls for us to pay $700,000 to infoUSA in full settlement of all claims, at which time the lawsuit will be dismissed. As of March 31, 2003, the remaining payout of $550,000 was included in accounts payable in the condensed consolidated financial statements. In accordance with the agreement, we paid $150,000 in January 2003 and will pay $137,500 quarterly through December 31, 2003.

In November and December 2001, several class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of purchasers of our stock between May 11, 2001 and November 28, 2001. The complaints alleged that we and certain of our officers and directors violated the Securities Exchange Act of 1934 in connection with our restatement of our condensed consolidated financial statements for the first and second quarters of 2001, resulting from a fraud scheme perpetrated on us by a former employee who falsely claimed to have made sales of our products to the federal government. A consolidated complaint was filed in April 2002, and on September 11, 2002, the court dismissed the complaint with leave to amend. Thereafter, on October 16, 2002, the plaintiffs filed a notice of their intent to stand on the complaint, without further amendment.

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

Following its investigation of the circumstances that lead to the restatement of our financial statements for the first and second quarters of 2001, and the revision of our condensed consolidated financial statements for the third quarter of 2001; we entered the Department of Defense’s (“DOD”) Voluntary Disclosure Program. On June 7, 2002, we filed with the DOD a report of our investigation which revealed that a single non-officer employee was solely responsible for submitting false documents to us which purportedly showed that we had entered into contracts with the federal government, and that we had unwittingly submitted requests for payment to U.S. government agencies not knowing that the employee had fabricated those contracts in order to defraud us of various payments and benefits including commission payments.

In March 2002, we filed suit against MICROS Systems, Inc. (“MICROS”) in Santa Clara County California alleging that MICROS had breached a contract to purchase from us certain software and a related service agreement. The value of that contract is $136,000. MICROS removed the case to the United States District Court for the Northern District of California and the case was subsequently transferred to the United States District Court for the District of Maryland, where it is currently pending. MICROS has asserted a counterclaim against us, alleging various torts and breaches of duties. MICROS’ counterclaim seeks in excess of $1 million in damages. The parties have filed motions for summary judgment that are briefed and waiting for a hearing date. After these motions are decided, the remainder of the case will be set for trial.

In early 2000, we entered into a software license agreement with Mountain Energy Corporation (“MEC”). MEC filed for bankruptcy in October 2000. We recently received a letter from the MEC bankruptcy trustee alleging that we had recently received certain preferential payments and demanding that we disgorge those payments. The amount in controversy is approximately $1,040,000. The range of this probable loss contingency is estimated to be between $62,500 and $937,500. As of March 31, 2003 and December 31, 2002, we accrued an amount which represents management’s best estimate pursuant to the provisions of SFAS No. 5 “Accrual of Loss Contingencies”.

In late 1999, we entered into a software license agreement with Convergent Communications Services, Inc. (“CCS”). CCS filed for bankruptcy in April 19, 2001. We recently received a letter from the CCS bankruptcy trustee on April 17, 2003 alleging that we had recently received certain preferential payments and demanding that we disgorge those payments. The amount in controversy is approximately $115,000.

NOTE 9.	RESTRUCTURING COSTS

In December 2001, we implemented a restructuring plan aimed at streamlining the underlying cost structure to better position us for growth and improved operating results. As part of the restructuring plan, we consolidated our Florida facility and implemented a reduction in workforce of approximately 14% or 51 employees and contractors through March 31, 2002.

During the second quarter of 2002, we implemented a new restructuring plan, which was executed during the remainder of 2002. The major element of the restructuring plan was to terminate certain employees; as a result, we had a reduction in force of approximately 36% or 94 employees. The reductions came from all areas of our Company, and the terminations were substantially completed by December 31, 2002. Our Chief Executive Officer and President, our Executive Vice President—Sales, and Chief Marketing Officer stepped down as part of this restructuring. Further, we decided to proceed with closing several domestic sales offices and international sales offices in Brazil, Mexico and the Netherlands. We also discontinued our marketing services business due to changes in our strategy. The purpose of the restructuring was to bring operating expenses in line with net revenues with the goal of achieving cash flow breakeven in the near future and strategically focusing our Company on its core business. The restructuring was substantially completed during 2002.

As of March 31, 2003, the remaining restructuring accrual is summarized as follow:

	Severance	Lease Termination Costs	Total
Accrual balance as of December 31, 2002	$301	$306	$607
Cash paid in Q1	(152)	(74)	(226)
Non-cash charges applied in Q1	(143)	0	(143)
Non-cash credit in Q1	(5)	0	(5)

Accrual balance at March 31, 2003	$1	$232	$233

Non-cash charge of $143 represented application of the remaining unpaid severance benefit of a former Chief Executive Officer against his loan balance in accordance with his separation agreement made in August of 2002. We expect to pay the remaining accrual balance, primary related to the vacated leases within the next several quarters.

NOTE 10.	RELATED PARTY AND CERTAIN OTHER TRANSACTIONS

Agreements and Arrangement with Former Executive Officers

In August 2000, we entered into an employment agreement with our former President and Chief Executive Officer (the Executive). Under the employment agreement he received, among other things two loans:

1)	an interest-free $750 loan for use towards the purchase of a home, which loan would be forgiven over a period of five years provided he continues to be employed with us (or upon his termination without cause), and

2)	a $2,000 loan for use towards the purchase of a home bearing simple interest at a rate of 5% per year and maturing in five years. The loan is secured by the Executive’s primary residence.

The Executive’s employment with our Company terminated effective August 31, 2002. As part of the separation agreement with the Executive, salary and bonus amounts due to him were used to pay down a portion of the loan. The loan is due in August 2005 and is included in notes receivable from officers on the unaudited condensed consolidated balance sheets as of March 31, 2003 and December 31, 2002, at the estimated recoverable value.

Agreements and Arrangements with Directors

For the three months ended March 31, 2003, we recognized revenue of $7 from services provided to an entity for which a member of our Board of Directors is a former officer.

NOTE 11.	SUBSEQUENT EVENTS

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

Group 1 had a period of time to complete their due diligence review of our assets and liabilities, after which Group 1’s board of directors considered the Asset Purchase Agreement for approval. On May 7, 2003, Group 1’s board of directors approved the Asset Purchase Agreement.

Subject to approval by our stockholders and satisfaction of the other closing conditions set forth in the Asset Purchase Agreement, we expect that the sale of assets will be consummated near the end of the second calendar quarter of 2003 or early in the third calendar quarter of 2003. After the closing of the sale of assets, and following the expiration of our indemnity obligations four months after the closing, we will, subject to approval by our stockholders, wind up our operating business, effect a complete liquidation and dissolution of the Company, and distribute any remaining cash to our stockholders. We expect to complete the liquidation and final distribution prior to the end of the current calendar year.

Concurrent with the signing of the Asset Purchase Agreement, Group 1 provided us with $5 million in bridge financing, secured by all of our assets. Of that amount, approximately $3.1 million was used to pay all amounts owed to CDC Software Corporation under a settlement agreement. Under the terms of the bridge financing, Group 1 has agreed to lend us an additional $2 million after the Asset Purchase Agreement is approved by Group 1’s board of directors. On May 7, 2003, Group 1’s board of directors approved the Asset Purchase Agreement. We are scheduled to receive the additional $2 million from Group 1 on May 15, 2003.

Asia Pacific/Joint Venture

On March 17, 2003 our Board approved the acquisition of the remaining 47% interest in Sagent Asia/Pacific Pte. Ltd. for a total purchase price of $300 plus the forgiveness of intercompany balances. The transaction was completed on April 1, 2003 and will be accounted for in the second calendar quarter of 2003.

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

OVERVIEW

We offer a business intelligence software platform that allows business users and information technology (IT) departments to work together to integrate, analyze, deliver and understand information. Our technology and implementation methodology reduce the time and expense required to deploy business intelligence solutions. We develop, market, and support products and services that help businesses collect, analyze, understand, and act on customer and operational information both in batch and in real-time. Our products and services provide a way for an organization’s employees, customers, and partners to use the Internet to examine the internal data they already have and to supplement that data with external, value-added information such as demographic, geographic, or other content and data feeds.

Recent Major Developments

Sale of Assets—Plan of Liquidation

On April 15, 2003, we entered into an Asset Purchase Agreement with Group 1 Software, Inc. Subject to the terms and conditions of the Asset Purchase Agreement, Group 1 will pay us up to $17 million, in exchange for substantially all of our assets, including all intellectual property, accounts receivable, cash on hand, certain contracts, property and equipment and other designated assets, and the assumption of specified liabilities. The purchase price of $17 million is payable through the cancellation of the secured bridge loans referred to below, with the remainder to be paid in cash. The purchase price of $17 million may be reduced based on changes in the value of the acquired assets and assumed liabilities prior to the closing.

Group 1 had a period of time to complete their due diligence review of our assets and liabilities, after which Group 1’s board of directors considered the Asset Purchase Agreement for approval. On May 7, 2003 Group 1’s board of directors approved the Asset Purchase Agreement .

Subject to approval by our stockholders and satisfaction of the other closing conditions set forth in the Asset Purchase Agreement, we expect that the sale of assets will be consummated near the end of the second calendar quarter of 2003 or early in the third calendar quarter of 2003. After the closing of the sale of assets, and following the expiration of our indemnity obligations four months after the closing, we will, subject to approval by our stockholders, wind up our operating business, effect a complete liquidation and dissolution of the Company, and distribute any remaining cash to our stockholders. We expect to complete the liquidation and final distribution prior to the end of the current calendar year.

Concurrent with the signing of the Asset Purchase Agreement, Group 1 provided us with $5 million in bridge financing, secured by all of our assets. Of that amount, approximately $3.1 million was used to pay all amounts owed to CDC under a settlement agreement. Under the terms of the bridge financing, Group 1 has agreed to lend us an additional $2 million after the Asset Purchase Agreement is approved by Group 1’s board of directors. On May 7, 2003, Group 1’s board of directors approved the Asset Purchase Agreement. We are scheduled to receive the additional $2 million from Group 1 on May 15, 2003.

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

On March 19, 2003, we received a notice from CDC declaring that an event of default had occurred under the loan agreements. CDC declared the entire principal amount under the loans to be immediately due and payable, and asserted control over our bank deposit accounts. On March 20, 2003, CDC caused approximately $4.6 million that was in our deposit accounts to be transferred to a bank account in Hong Kong. We disputed that an event of default existed under the loans. On April 4, 2003, the parties entered into a settlement agreement by which CDC would be permitted to retain the funds transferred to Hong Kong on March 20, 2003 and we agreed to pay the remaining amounts due plus interest, and to pay $500 to CDC in exchange for all 8 million warrants and for CDC’s expenses. On April 15, 2003, using funds derived from a new secured bridge financing from Group 1 Software, Inc., we paid the amounts due under the settlement agreement. Under the terms of the settlement agreement, Sagent and CDC were to each dismiss their lawsuits. On April 18, 2003, both parties dismissed their lawsuits.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments (reference to note 1—basis of presentation) that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, intangible assets and goodwill and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•	Revenue recognition

•	Valuation of long-lived assets and goodwill

•	Valuation allowance

•	Contingent liabilities

We discuss these policies further below, as well as the estimates and judgments involved.

Revenue recognition

We license software products directly to our customers and through channel partners such as independent software vendors, resellers and distributors. Independent software vendors generally integrate our products with their applications or resell them with their products. Our other channel partners, principally resellers and distributors, sell our software products to end user customers.

We derive our revenue from license fees for software products and fees for services relating to the software products, including consulting, training, software and data updates and technical support.

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

Delivery has occurred—Our software may be either physically or electronically delivered to the customer. For those products that we deliver physically, our standard transfer terms are FOB shipping point. For an electronic delivery of software, delivery is considered to have occurred when the customer has been provided with the access codes that allow the customer to take immediate possession of the software. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered. License keys for our software are generally delivered via electronic email to customers on the date of the order.

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

Collectibility is probable—Collectibility is assessed on a customer-by-customer basis. We assess collectibility based on a number of factors, including past transaction history with the customers and their credit worthiness. New customers are subjected to a credit review process, which evaluates the customer’s financial position and ultimately their ability to pay. We obtain and review credit reports from the third-party credit reporting agencies for new customers with which we are not familiar. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash. The determination regarding the probability of collection ultimately relies on management judgment. If changes in conditions cause management to determine that this criteria is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Revenue for transactions with enterprise application vendors, OEMs, and distributors is generally recognized when the licenses are resold or utilized by the reseller and all related obligations on our part have been satisfied. However, if the contract stipulates a non-refundable royalty payment to be paid in advance of any resale, revenue is recognized upon execution of the contract, provided all other revenue recognition criteria have been met. We report the revenue generated through distributors on a gross basis only if we act as the principal in the transaction and assume the risks and rewards of ownership, such as the risk of loss for collection, delivery and returns. In these cases we reflect the distributors’ fees under sales and marketing expenses. If the above conditions do not exist, we record revenue based on the net amount retained (that is, the amount billed to the customer less the amount paid to the distributor.)

We allocate revenue on software arrangements involving multiple elements to the delivered element using the residual method. Our determination of fair value of the undelivered elements in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We sell our data and professional services separately, and have established VSOE of fair value on this basis. We have established VSOE of fair value for maintenance services for arrangements less than $1 million through selling such services separately. VSOE of fair value for maintenance services for arrangements greater than $1 million is determined based upon the customer’s contractual annual renewal rates. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from data, maintenance and professional services are recognized ratably over their respective terms.

We usually license our software products on a perpetual basis. If vendor specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until the earlier of a) when such evidence does exist for the undelivered elements, or b) when all elements are delivered.

Our customers may require consulting and implementation services which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their needs. When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that a) the above revenue recognition criteria are met, b) payment of the license fees is not dependent upon performance of the consulting services, c) the services do not include significant alterations to the features and functionality of the software and d) VSOE of services has been established as discussed above. To date, services have not been essential to the functionality of the software products for substantially all software agreements.

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

In addition to the annual review of goodwill required by SFAS No. 142, the following factors could trigger an impairment review:

•	changes in economic and industry trends

•	changes in the strategies of our company in sales and marketing and research and development

•	changes in projected future operating results

•	changes in the mode of operations and the exit from facilities

•	significant decline in our stock price for an extended period of time

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

We also analyze current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment, and historical experience with the customer and the aging of the accounts receivable. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable. In addition, we maintain a general reserve for invoices without specific reserves by applying a percentage based on the age category.

We have a 90-day warranty for any defects in the products that we sell to customers. We have not provided any allowances for returns since historically we have not had any material returns due to defects.

Contingent Liabilities

Our current estimated range of liability related to some of the pending litigation is based on claims for which we can reasonably estimate the amount and range of loss (as discussed in Part II. Item 1. Legal Proceedings). Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

RESULTS OF OPERATIONS (Amount in thousands)

The following table sets forth for the periods presented, certain data from our unaudited condensed consolidated statements of operations, including data as a percentage of total revenue. The information contained in the table below should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this quarterly report on Form 10-Q.

	Three Months Ended March 31,
	2003		2002
Revenue:
License	$3,858	52%	$6,116	54%
Service	3,563	48%	5,167	46%

Total revenue	7,421	100%	11,283	100%

Cost of revenue:
License	505	7%	614	5%
Service	1,457	19%	2,335	21%

Total cost of revenue	1,962	26%	2,949	26%

Gross profit	5,459	74%	8,334	74%

Operating expenses:
Sales and marketing	3,977	54%	6,971	62%
Research and development	2,202	30%	3,425	30%
General and administrative	1,215	16%	1,336	12%
Stock-based compensation	0	0%	189	2%
Restructuring credit	(5)	(0)%	(50)	(1)%

Total operating expenses	7,389	100%	11,871	105%

Loss from operations	(1,930)	(26)%	(3,537)	(31)%
Interest income (expense), net	(2,624)	(35)%	18	0%
Other income (expense), net	98	1%	(60)	(1)%

Net loss before income tax	(4,456)	(60)%	(3,579)	(32)%
Provision for income taxes	171	2%	144	1%

Net loss	$(4,627)	(62)%	$(3,723)	(33)%

Revenue

Total revenue was $7.4 and $11.3 million for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of 34% or $3.9 million. The decrease in total revenue was due primarily to decreases in the number of licenses sold, which was primarily attributable to a slower domestic market demand for software products in a weak global climate reflecting a continued lengthening of the enterprise sales cycle and deferral of information technology (IT) spending.

License revenue was $3.9 and $6.1 million for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of 36% or $2.2 million. The decrease was due primarily to a reduction in the number of licenses sold and due to the impact of current economic conditions and slowing economy.

Service revenue was $3.6 and $5.2 million for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of 31% or $1.6 million.

	Three Months Ended March 31,
	2003		2002
Service:
Maintenance	$2,812	79%	$3,045	59%
Professional Services	751	21%	2,122	41%

Total service revenue	$3,563	100%	$5,167	100%

Maintenance revenue was $2.8 and $3.0 million for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of 7% or $0.2 million. The decrease was a result of a decline in the number of new licenses sold in prior quarters.

Professional services revenue was $0.8 and $2.1 million for the three months ended March 31, 2003 and 2002, respectively, representing a decreased of 62% or $1.3 million. The decrease in professional services revenue was a result of a decline in new license revenue in prior quarters and the deferral of information technology spending in this weak market.

	Three Months Ended March 31,
	2003		2002
Revenue:
U.S.A. (Domestic)	$4,107	55%	$7,306	65%
International	3,314	45%	3,977	35%

Total net revenue	$7,421	100%	$11,283	100%

A significant portion of our total revenue is generated outside the United States. Our international revenue was 45% of the total revenue or $3.3 million and 35% or $4.0 million for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of $0.7 million or 17%. This decrease is attributed mainly to a decline in the number of licenses sold, a slower international market demand for software products in weak global economic conditions, principally reflecting a continued lengthening of the enterprise sales cycle and deferral of information technology (IT) spending.

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

A portion of our business is conducted in currencies other than the U.S. dollar and the effect of exchange rates on our total revenues was immaterial during the three months ended March 31, 2003 and 2002. Foreign exchange rates will continue to affect our total revenue and results of operations depending on the U.S. dollar strengthening or weakening relative to foreign currencies. Unfavorable changes in each country’s general economic and political environment or foreign exchange rates may have a material adverse impact on our total revenue and results of operations.

Cost of Revenue

Cost of revenue from license sales consists primarily of royalties, product packaging, shipping, media, and documentation. Our cost of revenue for license sales was $0.5 and $0.6 million for the three months ended March 31, 2003 and 2002, respectively, representing 13% and 10% of license revenue in the respective periods.

Cost of service revenue consists primarily of personnel costs associated with providing software maintenance, technical support, training and consulting services. Our cost of service revenue was $1.5 and $2.3 million for the three months ended March 31, 2003 and 2002, representing 41% and 45% of service revenue in the respective periods. The decline was mainly attributed to a reduction in salary related expenses as a result of our restructuring effort implemented in 2002.

Gross Margin

Gross margin remained constant at 74% for the three months ended March 31, 2003 and 2002. The consistency in gross profit percentage was a result of our continuous effort to keep our cost of revenue in line with the respective revenue generated during the period.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs for sales and marketing, sales commissions, sales and marketing programs, sales operations, branch sales facilities and distributor’s commissions. Sales and marketing expenses were $4.0 and $7.0 million for the three months ended March 31, 2003 and 2002, respectively, representing 54% and 62% of total revenue in the respective periods. The decline of $3.0 million or 43% was primarily attributable to a $2.0 million decrease in salary and related expenses due to a reduction in headcount from 141 to 75, a $0.2 million reduction in discretionary marketing expense, a $0.3 million reduction in travel related expenses and $0.5 million decrease in facility and sales office expenses due to closing of several sales offices in 2002.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products and quality assurance testing. Research and development expenses were $2.2 and $3.4 million for the three months ended March 31, 2003 and 2002, respectively, representing 30% of total revenue in both periods. The decline of $1.2 million or 35% was primarily attributable to $1.0 million reduction in salary and related expenses due to a reduction in headcount from 69 to 43 and a $0.2 million decrease in facility related expenses.

General and Administrative

General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management as well as legal, accounting and bad debt expenses. General and administrative expenses were $1.2 and $1.3 million for the three months ended March 31, 2003 and 2002, respectively, representing 16% and 12% of total revenue in the respective periods. The decline of $0.1 million or 8% was primarily attributed to a $0.2 million reduction in salaries and employee related costs as a result of the reduction in headcount from 26 to 16 offset by an increase in bad debt expenses.

Interest income (expense), net

The net increase of $2.6 million in interest expense for the three months ended March 31, 2003 principally relates to interest expense recognized on the secured loan from CDC. As a result of our reviewing the notice from CDC claiming that we were in default on March 19, 2003, we recognized a $1.7 million accretion of the loan discount attributable to the fair value of related warrants and $0.7 million amortization of deferred costs as interest expense in addition to the $0.2 million interest payable under the secured loan.

LIQUIDITY AND CAPITAL RESOURCES

On March 19, 2003, we received a notice from CDC declaring that an event of default had occurred under the loan agreements. CDC declared the entire principal amount under the loans to be immediately due and payable, and asserted control over our bank deposit accounts. On March 20, 2003, CDC caused approximately $4.6 million that was in our deposit accounts to be transferred to a bank account in Hong Kong. We disputed that an event of default existed under the loans. On April 4, 2003, the parties entered into a settlement agreement by which CDC would be permitted to retain the funds transferred to Hong Kong on March 20, 2003 and we agreed to pay the remaining amounts due plus interest, and to pay $500 to CDC in exchange for all 8 million warrants held by CDC and for CDC’s expenses. On April 15, 2003, using funds derived from a new secured bridge financing from Group 1 Software, Inc., we paid the amounts due under the settlement agreement. Under the terms of the settlement agreement, Sagent and CDC were to each dismiss their lawsuits. On April 18, 2003, both parties dismissed their lawsuits.

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

Concurrent with the signing of the Asset Purchase Agreement, Group 1 provided us with $5 million in bridge financing, secured by all of our assets. Of that amount, approximately $3.1 million was used to pay all amounts owed to CDC under a settlement agreement. Under the terms of the bridge financing, Group 1 has agreed to lend us an additional $2 million after the Asset Purchase Agreement is approved by Group 1’s board of directors. On May 7, 2003, Group 1’s board of directors approved the Asset Purchase Agreement. We are scheduled to receive the additional $2 million from Group 1 on May 15, 2003.

We believe that with the net proceeds of approximately $1.9 million from the Group 1 loan, together with cash from operations, and the additional $2 million loan from Group 1 we will have sufficient funds to remain in operation through the end of the second calendar quarter. If we do not complete the asset sale transaction with Group 1 on a timely basis, we will need to obtain additional financing or take other measures to enable us to continue operations.

Moreover, there is still a risk that the asset sale will not close if our stockholders do not approve the sale of assets to Group 1 or if any other closing condition is not met. If we do not complete the transaction with Group 1, there is a significant possibility that we will not be able to raise additional funds or take other actions to the extent and in the timeframe necessary to remain in operation.

As of March 31, 2003, our principal source of liquidity consisted of $2.1 million of unrestricted cash and cash equivalents and $0.9 million restricted cash in the form of a money market account and certificate of deposit. Since inception, we have funded our operations primarily through private sales of equity securities, the use of equipment leases and the initial public offering of our common stock in April 1999, not from cash generated by our business.

Net cash used by financing activities was $5.0 million in the first quarter of 2003 due primarily to payments of short-term debt and capital lease obligations. Net cash used by financing activities was $0.8 million in the first quarter of 2002, due primarily to payments of capital lease obligations.

Net cash used in operating activities was $2.6 million and $2.1 million in the first quarter of 2003 and 2002, respectively. For such periods, net cash used in operating activities was primarily the result of the funding of our ongoing operations.

Accounts receivable decreased 11% in the first quarter of 2003 due primarily to a decline in gross revenue and an increase in accounts receivable days sales outstanding (DSO). We calculate our DSO on a “net” basis by dividing the average accounts receivable at the beginning and the end of the quarter by the revenue for the quarter multiplied by the number of business days during that quarter DSO was at 80 and 75 as of March 31, 2003 and December 31, 2002, respectively.

The following is a summary of our future minimum payments under contractual obligations as of March 31, 2003:

(amount in millions)	Remaining of 2003	2004	2005 and thereafter	Total
Short-term debt	$3.1	$—	$—	$3.1
Capital Leases	1.0	0.1	—	1.1
Operating Leases	2.1	0.5	0.1	2.7
Purchase obligation	0.6	0	0	0.6
Restructuring	0.2	0	0	0.2

Total	$7.0	$0.6	$0.1	$7.7

We have entered into several lease agreements to finance computer equipment purchases. We financed the acquisition of property and equipment, primarily computer hardware and software, and leasehold improvements and furniture totaling $0 and $0.1 million as of March 31, 2003 and December 31, 2002, respectively, through capital leases. We have entered into several agreements to lease facilities in California and several other states as well as in other countries in which we have sales operations. We are also under obligation to pay certain maintenance fees to third party vendors.

Purchase obligations relate to our settlement of the commitments with infoUSA pertaining to software maintenance for the acquired technology and data renewal contracts.

Restructuring consists primarily of personnel and facility related costs for vacated operating leases. The purpose of the restructuring was to bring operating expenses in line with net revenues with the goal of achieving cash flow breakeven in the near future and strategically focusing our efforts on core businesses as discussed in Note 9 of the accompanying unaudited condensed consolidated financial statements and notes thereto.

Our ability to maintain and grow sales and manage our expenses will have a direct impact on our liquidity and capital resources. Factors, which are reasonably likely to impact our ability to maintain or grow revenues, are as follows:

•	general economic conditions and the information technology spending environment;

•	the growth or contraction of the enterprise intelligence software market;

•	competition from other participants in the enterprise intelligence software market;

•	our ability to expand our direct and indirect sales channels;

•	our ability to maintain and expand our marketing, technology and distribution relationships;

•	our access to licensed technologies integrated in our products and services;

•	market acceptance of Internet solutions;

•	our ability to manage our international expansion;

•	our ability to protect our intellectual property rights; and

•	our ability to anticipate and respond to technological change.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS No. 143 also requires the enterprise to record the amount of the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Effective January 1, 2003, we adopted SFAS No. 143 and the adoption did not have a material effect on our consolidated results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Among other provisions, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Effective January 1, 2003, we adopted SFAS No. 145 and the adoption did not have a material impact on our consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recorded when it is incurred, meeting the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements”, and when its fair value can be measured. SFAS 146 supersedes FASB’s Emergency Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.” The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. Effective January 1, 2003, we adopted SFAS No. 146 and the adoption did not have a material effect on our consolidated results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a software license arrangement. It also clarifies that at the time a guarantee is issued, an initial liability must be recognized for the fair value of the obligations assumed under the guarantee and that information must be disclosed in the financial statements. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in our software license arrangements, or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to guarantees outstanding as of December 31, 2002. Effective January 1, 2003, we adopted FIN 45 and the adoption did not have a material effect on our consolidated results of operations or financial position.

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

In December 2002, the FASB issued SFAS 148, Accounting for Stock-based Compensation—Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of the SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal year ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We adopted the provisions of SFAS No. 148 for fiscal year ended December 31, 2002. The required interim disclosures under SFAS No. 148 are presented in the notes to the unaudited condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements” FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. By June 15, 2003, corporations must fully consolidate assets and liabilities covered by FIN 46 in their financial statements. Full disclosure, as well as consolidation, if applicable, of any newly created agreements after January 31, 2003 must begin immediately. We currently have no contractual relationship or other business relationship with a VIE and do not have any such plans and therefore we believe the adoption will not have an effect on our consolidated results of operations or financial position.

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

On April 15, 2003, we entered into an Asset Purchase Agreement with Group 1 Software, Inc, pursuant to which Group 1 will pay us up to $17 million for substantially all of our assets. Group 1 had a period of time to complete their due diligence review of our assets and liabilities, after which Group 1’s board of directors considered the Asset Purchase Agreement for approval. On May 7, 2003 Group 1’s board of directors approved the Asset Purchase Agreement. Moreover, there is still a risk that the asset sale will not close if our stockholders do not approve the sale of assets to Group 1 or if any other closing condition is not met. If we do not complete the transaction with Group 1, there is a significant possibility that we will not be able to raise additional funds or take other actions to the extent and in the timeframe necessary to remain in operation.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which means that they were prepared on the assumption that we would have a continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. In recent years, we have a history of losses and may continue to incur future losses. We have incurred net losses of $4.6 million and $3.7 million for the three months ended March 31, 2003 and 2002, respectively. These losses combined with our current cash position, raise substantial doubt about our ability to continue as a going concern. We will need to generate significant revenues to achieve cash breakeven and profitability. There can be no assurance that we will be successful in our efforts to reach cash breakeven or profitability. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve and sustain both cash breakeven and profitability, the price of our stock may decline substantially.

Dependence on Certain Customers / Distributors.

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

Risk of International Sales; European and Pacific Rim Market Risks

For the three months ended March 31, 2003 and 2002 approximately 45% and 35%, respectively, of our total revenues were derived from markets outside of the North America. We expect that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business. However, there can be no assurance that our Pacific Rim or European operations will continue to be successful.

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

We expect our quarterly operating results to fluctuate. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenue in a quarter may harm our operating results for that quarter. In the past, our operating results have fallen below the expectations of market analysts and investors. If we fall short of market expectations in future quarters, the price of our common stock may fall. Factors that may cause our operating results to fluctuate on a quarterly basis are as follows:

•	varying size, timing and contractual terms of orders for our products;

•	lengthy sales cycles associated with our products;

•	changes in the mix of revenue attributable to higher-margin product license revenue as opposed to lower-margin service revenue;

•	customers’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next;

•	announcements or introductions of new products by our competitors;

•	our ability to hire, train and retain sufficient engineering, consulting, training and sales staff;

•	subcontracting to more expensive consulting organizations to help provide implementation, support and training services when our own capacity is constrained; and

•	limited ability to forecast timing and amount of software licensing.

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

In August 2002, we received a notification from The Nasdaq Stock Market that we are out of compliance with the minimum bid price requirement of $1.00 per share set forth in Marketplace Rule 4450(a)(5). Therefore, our common stock is subject to delisting from The Nasdaq National Market. We determined to transition to the Nasdaq SmallCap Market, which would extend the period for which we would be able to regain compliance with the minimum price requirement. In September 2002, Nasdaq informed us that it has approved our application to list our common stock on the Nasdaq SmallCap Market. In November 2002, Nasdaq notified us that we met the initial listing criteria for the SmallCap Market, other than minimum bid price, and that we have until May 6, 2003 to regain compliance with the minimum bid price requirement. On May 7, 2003, Nasdaq notified us that we have until August 4, 2003 to regain compliance. The extension was granted due to our qualification with the $5 million stockholders’ equity requirement under Marketplace rule 4310(c)(2)(A).

In the event our shares are delisted from the Nasdaq SmallCap Market, we will attempt to have our common stock traded on the Nasdaq Over-The-Counter Bulletin Board. If our common stock is delisted, it would seriously limit the liquidity of our common stock and impair our potential to raise future capital through the sale of our common stock, which could have a material adverse effect on our business. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common stock. Delisting could also adversely affect relationships with vendors and customers.

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

We may not be able to successfully market, sell, deliver and support our products and services internationally. Our failure to manage our international operations effectively could limit the future growth of our business. International sales represented approximately 45% and 35% of our total revenue for the three months ended March 31, 2003 and 2002, respectively. We conduct our international sales through local subsidiaries in the United Kingdom, Germany, France, Japan, Asia/Pacific, and Australia and through distributor relationships in South Africa and Italy. In 2002, we closed several domestic sales offices and international sales offices in Brazil, Mexico and the Netherlands due to changes in our strategy. The expansion of our existing international operations and entry into or exit from additional international markets will require management attention and significant financial resources. Because of the significant growth in international business, we benefit overall from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Changes in exchange rates, and in particular a strengthening of the U.S. dollar, may unfavorably affect our consolidated sales and net income.

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

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in “Risk Factors”.

Interest Rate Risk

Our exposure to market risk related to changes in interest rates is primarily due to our highly liquid investments. We do not use derivative financial instruments. The primarily objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of highly liquid investments and certificate of deposits. Due to the nature of our investments, we believe that there is no material risk exposure. All investments are carried at cost, which is approximates market value. At March 31, 2003 and December 31, 2002, we had $2.1 million and $9.7 million, respectively, in cash and cash equivalents.

Foreign Currency Exchange Rate Risk

A high percentage of operations are based in the United States, and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to exchange rate risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Asia Pacific, Europe, Australia, Middle East and South Africa and conduct transactions in the local currency of each location. To date, the impact of any fluctuation in the relative value of other currencies has not been material due to relative size of the operations. However, we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we can make no assurances that exchange rate fluctuations will not adversely affect our financial results in the future. Through March 31, 2003, we have not engaged in foreign currency hedging activities.

Equity Price Risk

We do not own any significant public equity investments. Therefore, we believe we are not currently exposed to any direct equity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief accounting officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10-Q have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls.

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of purchasers of our common stock between October 21, 1999 and April 18, 2000. The parties have settled this lawsuit. Our $5.5 million contribution to the settlement was funded by our directors’ and officers’ insurance carriers. The Court approved the settlement on April 28, 2003.

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

On March 1, 2002, the court issued an order in the Fanucci case sustaining our motion to dismiss and granting the plaintiff leave to amend the complaint. The Fanucci plaintiff filed an amended complaint on April 2, 2002. The individual defendants and we each filed motions to dismiss to that complaint. The Court sustained the motion to dismiss, with leave to amend. The plaintiff filed an amended complaint on November 15, 2002; the defendants file motions to dismiss on the same grounds as those identified in their prior motions. The demurrer hearing is scheduled for June 3, 2003.

In October 2001, infoUSA, Inc. filed a complaint against us in the District Court of Douglas County, Nebraska, seeking amounts infoUSA claims are owed under a license agreement between Sagent and infoUSA. The amount of the claim is $900,000, plus interest. A default judgment for the full amount of the claim was entered against us on December 20, 2001, for failure by us to respond to the initial complaint. We filed a motion to set aside the default judgment in January 2002. On February 22, 2002, the court granted our motion to set aside the default judgment, and allowed us to file its answer to the complaint. The parties entered into a Settlement and Mutual Release Agreement effective January 20, 2003. The Settlement Agreement calls for us to pay $700,000 to infoUSA in full settlement of all claims, at which time the lawsuit will be dismissed. As of March 31, 2003, the remaining payout of $550,000 was included in accounts payable on the consolidated financial statements. In accordance with the agreement, we paid $150,000 in January 2003 and will pay $137,500 quarterly through December 31, 2003.

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

In March 2002, we filed suit against MICROS Systems, Inc. (“MICROS”) in Santa Clara County California alleging that MICROS had breached a contract to purchase from us certain software and a related service agreement. The value of that contract is $136,000. MICROS removed the case to the United States District Court for the Northern District of California and the case was subsequently transferred to the United States District Court for the District of Maryland, where it is currently pending. MICROS has asserted a counterclaim against us, alleging various torts and breaches of duties. MICROS’ counterclaim seeks in excess of $1 million in damages. The parties have filed motions for summary judgment that are briefed and waiting for a hearing date. After these motions are decided, the remainder of the case will be set for trial.

In early 2000, we entered into a software license agreement with Mountain Energy Corporation (“MEC”). MEC filed for bankruptcy in October 2000. We recently received a letter from the MEC bankruptcy trustee alleging that we had recently received certain preferential payments and demanding that we disgorge those payments. The amount in controversy is approximately $1,040,000. The range of this probable loss contingency is estimated to be between $62,500 and $937,500. As of March 31, 2003 and December 31, 2002, we accrued an amount which represents management’s best estimate pursuant to the provisions of SFAS No. 5 “Accrual of Loss Contingencies”.

In late 1999, we entered into a software license agreement with Convergent Communications Services, Inc. (“CCS”). CCS filed for bankruptcy in April 19, 2001. We recently received a letter from the

CCS bankruptcy trustee on April 17, 2003 alleging that we had recently received certain preferential payments and demanding that we disgorge those payments. The amount in controversy is approximately $115,000.

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

On March 26, 2003, we filed a Form 8-K to report that we had received notice from CDC Software Corporation declaring that an event of default has occurred under the secured loans totaling $7 million made by CDC to Sagent in the fourth quarter of 2002.

On April 17, 2003, we filed a Form 8-K to report that we entered into the Asset Purchase Agreement dated April 15, 2003 with Group 1.

On April 18, 2003, we filed a Form 8-K to report that we obtained a bridge loan from Group 1 in the principal amount of $5 million, secured by substantially all of our assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on May 15, 2003.

SAGENT TECHNOLOGY, INC.

By:	/s/ ANDRE BOISVERT
Andre Boisvert President and Chief Executive Officer

CERTIFICATIONS

I, Andre M. Boisvert, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sagent Technology, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	/s/ ANDRE M. BOISVERT
Andre M. Boisvert President and Chief Executive Officer

CERTIFICATIONS

I, Patricia Szoka, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sagent Technology, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	/s/ PATRICIA SZOKA
Patricia Szoka Chief Accounting Officer

INDEX TO EXHIBITS

Number		Title

2.1	(10)	Asset Purchase Agreement dated April 15, 2003 between the Registrant and Group 1 Software, Inc.

3.1	(1)	Certificate of Incorporation of Registrant.

3.2	(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.3	(1)	Bylaws of Registrant.

4.1	(1)	Form of Registrant’s Common Stock Certificate.

4.2	(2)	Common Stock Rights Agreement dated February 15, 2001 between the Registrant and the parties named therein.

4.3	(4)	Common Stock Rights Agreement dated July 23, 2001 between the Registrant and the parties named therein.

10.1	(1)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2	(1)*	1998 Stock Plan and related agreements.

10.3	(1)*	1999 Employee Stock Purchase Plan and related agreements.

10.4	(1)*	1999 Director Option Plan and related agreements.

10.6	(1)*	Master Equipment Lease Agreement, dated September 28, 1998 between the Registrant and Dell Financial Services, L.P.

10.7	(1)	Standard Office Lease, dated June 1, 1998, by and between the Registrant and Asset Growth Partners, Ltd., and the Amendment thereto.

10.8	(1)+	Development and Licensing Agreement, dated January 22, 1997, between the Registrant and Abacus Concepts, Inc.

10.9	(1)+	Microsoft License and Distribution Agreement, dated August 23, 1996, between the Registrant and Microsoft Corporation.

10.10	(1)+	Sagent KK Non-Exclusive Japanese Distribution Agreement, dated as of December 17, 1997, between Sagent KK Japan and Kawasaki Steel Systems R&D Corporation.

10.11	(1)	Form of Sagent Technology, Inc. End User Software License Agreement.

10.12	(1)+	OEM Software License Agreement, effective March 31, 1998, between the Registrant and Siebel Systems, Inc.

10.13	(1)	Form of Sagent Technology, Inc. Software Maintenance and Technical Support Agreement.

10.14	(1)	Form of Sagent Technology, Inc. Agreement for Consulting Services.

10.15	(1)	Form of Sagent Technology, Inc. Agreement for Subcontractor Consulting Services.

10.16	(1)	Form of Evaluation Agreement.

10.17	(1)	Notes, dated February 1, 1999 between the Registrant and Virginia Walker.

10.18	(1)	Notes, dated February 1, 1999 between the Registrant and Virginia Walker.

10.19	(1)+	Solution Provider Agreement, effective June 27, 1997, between the Registrant and Unisys Corporation.

10.20	(1)*	Executive Change of Control Policy.

Number		Title

10.21	(1)+	Software License and Services Agreement, dated March 31, 1998, between the Registrant and Siebel Systems, Inc.

10.24	(1)	Nonexclusive International Software Value Added Reseller (“VAR”) Agreement, dated December 8, 1997, between the Registrant and Opalis S.A.

10.25	(2)*	Employment Agreement dated August 4, 2000, between the Registrant and Ben C. Barnes.

10.26	(2)*	Offer letter dated May 9, 2000, between the Registrant and David Eliff.

10.27	(2)	Common Stock Purchase Agreement dated February 15, 2001, between the Registrant and the parties named therein.

10.28	(3)*	Service Agreement, dated January 1, 2001, between the Registrant and Arthur Parker.

10.29	(4)	Stock Purchase Agreement dated July 23, 2001, between the Registrant and the parties named therein.

10.30	(6)*	Offer letter dated October 9, 2001, between the Registrant and Richard Ghiossi.

10.31	(6)*	Offer letter dated October 31, 2001, between the Registrant and Steven R. Springsteel, and addendum dated November 16, 2001.

10.32	(6)*	Settlement Agreement and Mutual Release dated December 31, 2001, between the Registrant and Kenneth C. Gardner.

10.33	(7)*	Agreement dated July 22, 2002, between the Registrant and Steven R. Springsteel.

10.34	(7)*	Agreement dated July 22, 2002, between the Registrant and Andre M. Boisvert.

10.35	(7)*	Agreement dated August 1, 2002, between the Registrant and John Maxwell.

10.36	(7)*	Separation Agreement and Release executed on October 7, 2002, between the Registrant and Ben C. Barnes.

10.37	(7)*	Separation Agreement and Release executed on September 30, 2002, between the Registrant and Richard Ghiossi.

10.38	(8)	Investor’s Rights Agreement, dated November 1, 2002, between the Registrant and CDC Software Corporation.

10.39	(8)	Note and Warrant Purchase Agreement, dated October 24, 2002, between the Registrant and CDC Software Corporation.

10.40	(8)	Security Agreement, dated October 24, 2002, between the Registrant and CDC Software Corporation.

10.41	(8)	Security Promissory Note, dated November 1, 2002, between the Registrant and CDC Software Corporation.

10.42	(8)	Warrant, dated November 1, 2002, issued by Registrant to CDC Software Corporation.

10.43	(8)	Security Promissory Note, dated December 31, 2002, between the Registrant and CDC Software Corporation.

10.44	(8)	Warrant, dated December 31, 2002, issued by Registrant to CDC Software Corporation.

10.45	(9)	Warrant, dated November 1, 2002, issued by Registrant to Baruch Halpern and Shoshana Halpern.

10.46	(9)	Warrant, dated November 1, 2002, issued by Registrant to David Dohrmann.

10.47	(9)	Warrant, dated December 31, 2002, issued by Registrant to Baruch Halpern and Shoshana Halpern.

Number		Title

10.48	(9)	Warrant, dated December 31, 2002, issued by Registrant to David Dohrmann.

10.49	*	Amendment to Employment Agreement dated January 20, 2003, between the Registrant and Andre M. Boisvert.

16.1	(5)	Letter dated as of October 18, 2000 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.

99.1		Certifications of Chief Executive Officer and Chief Accounting Officer.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (No. 333-71369), declared effective by the Securities and Exchange Commission (SEC) on April 14, 1999.
(2)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(3)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.
(4)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2001.
(5)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 19, 2000.
(6)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2002.
(7)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002.
(8)	Incorporated by reference to the exhibit to the Registrant’s Form S-3 filed with the SEC on December 31, 2002.
(9)	Incorporated by reference to the exhibit to the Registrant’s Form S-3/A filed with the SEC on March 14, 2003.
(10)	Incorporated by reference to the exhibit to the Registrant’s Current Report on 8-K filed with the SEC on April 17, 2003.
*	Denotes management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.