Form 10-K/A
period 2002-12-31
SAGENT TECHNOLOGY INC
filed 2003-06-13
CIK 1058425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________.

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

As of May 28, 2003, Registrant had 46,632,843 shares of common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to add the information required by Items 10, 11, 12 and 13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on April 17, 2003.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table presents information regarding our Board of Directors as of May 28, 2003:

Name	Age	Class and Year in Which Term Expires	Principal Occupation
Andre Boisvert (Chairman)	49	Class I, 2003	President and Chief Executive Officer, Sagent Technology, Inc

Steven R. Springsteel	45	Class III, 2005	Senior Vice President, Chief Financial Officer, Verity, Inc.

Ali Jenab	40	Class II, 2004	President and Chief Operating Officer, VA Software Corporation

Irv Lichtenwald	47	Class II, 2004	Former Executive Vice President, Chief Financial Officer and Secretary, Advent Software

Andre Boisvert was appointed as President and Chief Executive Officer in July 2002. Prior to that, Mr. Boisvert has served on our board of directors since April 2001, and was elected Chairman of the Board in January 2002. Mr. Boisvert is currently a partner in a European holding company, Corporate Application Services Holding A/S, which owns several software and services companies throughout continental Europe, the UK and the United States. Mr. Boisvert is also a limited partner in two technology venture funds, SEITF and Ibelay. Mr. Boisvert additionally works as an independent consultant and has consulted for other high tech companies such as Microsoft and Hyperion Solutions Inc. Previously, Mr. Boisvert served as President and Chief Operating Officer of SAS Institute, Inc. from January 2000 through February 2001; Special General Partner of Southeast Interactive Technology Funds from July 1996 through December 1999 where he served as interim CEO for two of the fund’s portfolio companies; and as Senior Vice President at SEER Technologies Inc, an IBM—CS First Boston joint venture, where Mr. Boisvert played a pivotal role in bringing the company public. Prior to SEER, Mr. Boisvert held several executive positions with Cognos Corporation, Wang Laboratories Inc and Oracle Corporation, where he held the position of Senior Vice President, Worldwide Marketing. Mr. Boisvert started his career in 1976 when he joined IBM Corporation and where he spent thirteen years in multiple technical, sales, marketing and senior management positions. In addition to sitting on the board of directors of Sagent, Mr. Boisvert sits on the board of several privately held companies, as well as that of VA Software (Nasdaq: LNUX).

Steven R. Springsteel was Chief Operating Officer and Chief Financial Officer from July 2002 to January 2003 and Executive Vice President, Finance and Administration and Chief Financial Officer from November 2001 to July 2002. Currently, Mr. Springsteel is the Senior Vice President, Finance and Administration, and Chief Financial Officer of Verity, Inc. (Nasdaq: VRTY). Prior to joining us, Mr. Springsteel was Chief Operating Officer and Chief Financial Officer of NOCpulse, a provider of operational support system technology to monitor and control Internet infrastructures from 2000 until 2001. He also served as Executive Vice President and Chief Financial Officer of Chordiant Software from 1996 to 2000, Vice President and Chief Financial Officer of Multipoint Networks from 1994 until 1995, and Corporate Controller of the Santa Cruz Operation (SCO) from 1990 until 1994. Mr. Springsteel received his Bachelor in Business Administration from Cleveland State University.

Ali Jenab has served on our Board of Directors since November 2001. Mr. Jenab is the President and Chief Executive Officer of VA Software (Nasdaq: LNUX), a position he has held since July 2002. From February 2001 through July 2002, Mr. Jenab served as President and Chief Operating Officer of VA Software. From August 2000 through February 2001, Mr. Jenab served as Senior Vice President and General Manager, Systems Division of VA Software. From 1983 through August 2000, Mr. Jenab held various positions at Amdahl Corporation, a provider of high-end integrated computing solutions. From October 1999 through August 2000, he was group president of Amdahl’s technology division. From October 1998 through October 1999, Mr. Jenab was Amdahl’s vice president of strategic business, and from January 1997 through October 1998, Mr. Jenab was vice president of worldwide marketing. From July 1995 through January 1997, Mr. Jenab was director of marketing at Amdahl.

Irv H. Lichtenwald has been a member of our Board of Directors since September 2001. Mr. Lichtenwald was the Executive Vice President, Chief Financial Officer and Secretary at Advent Software (Nasdaq: ADVS) from March 1995 through his retirement in March 2003. From February 1984 to March 1995, Mr. Lichtenwald served as Chief Financial Officer of Trinzic Corporation, a computer software developer, and its predecessor Aion Corporation. From February 1982 to February 1984, he served as controller of Visicorp, a computer software developer. Mr. Lichtenwald holds an M.B.A. from the University of Chicago and a B.B.A. from Saginaw Valley State College. Mr. Lichtenwald is on the board of directors of Commerce One, Inc. (Nasdaq: CMRC).

EXECUTIVE OFFICERS

In addition to Mr. Boisvert whose information is described above, currently, our only other executive officer is Arthur Parker, who has served as our Executive Vice President and General Manager—Europe, Middle East and Africa, since January 2001. Prior to joining us, Mr. Parker worked at IBM, where he served most recently as Vice President, Global Business Intelligence Solutions, IBM EMEA. Mr. Parker also served as a board member of IBM UK and General Manager of IBM S/390 Server Business, IBM EMEA. Mr. Parker earned his B.S. degree from Leeds University.

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Such executive officers, directors and ten-percent stockholders are also required by SEC rules to furnish us with copies of all forms that they file pursuant to Section 16(a).

Based solely on our review of copies of such forms we received, or on written representations from certain reporting persons that no other reports were required for such persons, we believe that, during the last fiscal year all of the Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with.

Item 11.    Executive Compensation

The following table sets forth information concerning compensation that we paid during the last three fiscal years to our Chief Executive Officer and each of our four other most highly compensated executive officers (including former executive officer) who were serving as executive officers during fiscal year ended December 31, 2002.

We do not grant stock appreciation rights and have no long-term compensation benefits other than stock options.

Summary Compensation Table

		Annual Compensation		Long-term Compensation Awards
Name	Year	Salary ($)	Bonus ($)	Restricted Shares (#)	Securities Underlying Options (#)	All Other Compensation ($)(1)
Andre Boisvert (2) President and Chief Executive Officer	2002 2001 2000	144,000 — —	— — —	— — —	1,080,000 15,000 —	230,000 — —

Ben C. Barnes (3) Former President and Chief Executive Officer	2002 2001 2000	391,891 395,510 171,452	842,917 — —	— — 150,000	— 405,313 750,000	900,630 125,000 500,000

Steven R. Springsteel Former Executive Vice President, Chief Operating Officer and Chief Financial Officer	2002 2001 2000	254,236 33,962 —	81,340 40,716 —	— — —	1,000,000 250,000 —	— — —

John Maxwell Former Executive Vice President and General Manager—America and Asia Pacific	2002 2001 2000	219,783 142,214 126,921	242,083 246,899 224,786	— — —	250,000 63,097 21,400	— — —

Arthur Parker (4) Executive Vice President and General Manager—Europe, Middle East & Africa	2002 2001 2000	230,220 229,400 —	193,976 244,500 —	— — —	— 303,125 —	— 243,100 —

Larry Scroggins Former Senior Vice President—Business Development	2002 2001 2000	171,026 166,541 —	118,798 47,877 —	— — —	— 122,500 —	— — —

(1)	Other annual compensation in the form of perquisites and other personal benefits, securities or property has been omitted in those cases where the aggregate amount of such compensation is the lesser of either $50,000 or 10% of the total of annual salary and bonus for the executive officer.

(2)	Mr. Boisvert served as Chairman of the Board since 2001, assumed the role as President and Chief Executive Officer in July 2002. His “other compensation” consisted of $40,000 in retainer fees and $190,000 in management consulting fees.

(3)	Mr. Barnes served as President and Chief Executive Officer from August 2000 to July 2002. His “other compensation” in 2002 consisted of $750,000 in loan forgiveness, $53,874 in taxes on reimbursement of relocation expense, $38,756 in taxes for equity loan gross up and $58,000 additional compensation related to accelerate clause in restricted stock awarded to him in year 2000. His “other compensation” consisted of $107,000 relocation expense reimbursement and $18,000 life insurance premium for 2001, and $500,000 signing bonus for 2000.

(4)	Mr. Parker’s “other compensation” in 2001 consisted of $243,100 signing bonus.

Option Grants in 2002

The following table sets forth information regarding options granted during fiscal year 2002 to each of the persons named in the Summary Compensation Table. We have never granted any stock appreciation rights. All option grants listed below were made under our 1998 Stock Plan.

Option Grants During Year Ended December 31, 2002

	Individual Grant				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
	Number of Securities Underlying Options	Percent of Total Options Granted in Fiscal Year	Exercise Price ($/Share)	Expiration
Name	Granted	(1)	(2)	Date	5%($)	10%($)
Andre Boisvert	1,000,000	28.20%	$0.28	7/24/2012	$176,090	$446,248
Ben C. Barnes	—	—	—	—	—	—
Steven R. Springsteel	1,000,000	28.20%	$0.28	7/24/2012	$176,090	$446,248
John Maxwell	250,000	7.05%	$0.10	1/8/2011	$15,722	$39,844
Arthur Parker	—	—	—	—	—	—
Larry Scroggins	—	—	—	—	—	—

(1)	Based on an aggregate of 3,547,911 shares subject to options granted to employees pursuant to our 1998 Stock Option Plan and 2000 Non-Qualified Stock Option Plan in the fiscal year ended December 31,2002, including shares granted to the named executive officers.

(2)	All options were granted at exercise prices at the fair market value of our common stock on the date of grant.

(3)	The potential realizable value is calculated based on the term of the ten-year option and assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates comply with the rules promulgated by the Securities and Exchange Commission and do not represent a prediction of our future stock price performance. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

Aggregated Option Exercises in Fiscal 2002 and Year-End Option Values

The following table sets forth information with respect to persons named in the Summary Compensation Table concerning exercised and unexercised options held as of December 31, 2002. Except as otherwise indicated, all options were granted under our 1998 Stock Plan.

	Shares Acquired On	Value	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End*
Name	Exercise (#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Andre Boisvert	—	—	496,666	598,334	$8,333	$11,667
Ben C. Barnes	—	—	124,999	—	—	—
Steven R. Springsteel	—	—	484,374	765,626	$8,333	$11,667
John Maxwell	—	—	195,706	188,375	$20,833	$29,167
Arthur Parker	—	—	201,171	101,954	—	—
Larry Scroggins	—	—	117,500	5,000	—	—

*	Based on the $0.30 per share closing price of our common stock on December 31, 2002 (the last market trading day in 2002), 2,250,000 shares of the exercisable and unexercisable options listed were less than $0.30 per share exercise price at December 31, 2002.

Director Compensation

Stock Option Grants

Options may be granted to directors under our 1999 Director Option Plan, which was approved by our stockholders in February 1999, or under our 1998 Stock Plan, which was approved by our stockholders The Board, in its discretion, selects directors to whom options may be granted, the time or times at which such options may be granted, the number of shares subject to each grant and the period over which such options become exercisable. All options granted to directors under the option plan contain the following provisions: the exercise price per share of common stock is 100% of the fair market value of our common stock on the date the option is granted; the term of the option may be no more than ten years from the date of grant; and the option may be exercised only while the outside director remains a director or within ninety days after the date he or she ceases to be a director or service provider to us. In the event of a merger or sale of substantially all of our assets, each option may be assumed or an equivalent option substituted by the successor corporation.

Starting 2001, our policy has been to grant each non-employee member of the Board of Directors an option to purchase 45,000 shares of our common stock, one-third of which shares were immediately vested, and the two remaining thirds to vest in equal annual installments subject to their continued membership on the Board.

During 2002, we granted options to the following non-employee director:

Name of Director	Number of Shares	Date of Grant	Exercise Price
Andre Boisvert	50,000 30,000	1/09/02 4/29/02	$ $	1.10 0.70

Cash Payments

Except for the Chairman, members of our Board of Directors receive no cash fees for services provided in that capacity but are reimbursed for out-of-pocket expenses they incur in connection with attendance at meetings.

Compensation Committee Interlocks and Insider Participation

During 2002, the members of our compensation committee consisted of Andre Boisvert, Keith Maib and Ali Jenab. Mr. Maib resigned from the Board and the compensation committee as of November 20, 2002. Mr. Boisvert was appointed President and Chief Executive Officer in July 2002 and resigned from the compensation committee at the time of his appointment. No interlocking relationship exists between the Board or compensation committee and the board of directors or compensation committee of any other company, nor has an interlocking relationship existed in the past. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

To our knowledge, the following table sets forth certain information with respect to beneficial ownership of our common stock, as of May 28, 2003, for:

•	each person whom we know beneficially owns more than 5% of our outstanding common stock;
•	each of our directors;
•	each of the executive officers (including former officers) named in the Summary Compensation Table (the “named executives”); and
•	our directors, named executives and other executive officers as a group.

Unless otherwise indicated, the address of each of the stockholders below is c/o Sagent Technology, Inc., 800 West El Camino Real, Suite 300, Mountain View, California 94040. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock shown held by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes shares of common stock, underlying options or warrants held by such person that are exercisable within 60 calendar days of May 28, 2003, but excludes shares of common stock underlying options or warrants held by any other person. Percentage of beneficial ownership is based on 46,632,843 shares of common stock outstanding as of May 28, 2003.

	Number of Shares Beneficially Owned	Percentage of Ownership
5% Stockholders:
AWM Investment Company (1) 153 East 53rd Street, 55th Floor New York, NY 10022	5,479,235	11.7%

Zesigner Capital Group, Inc. (2) 320 Park Avenue, 30th Floor New York, NY 10022	3,704,800	8.0%

Directors and Executive Officers:
Irv Lichtenwald	50,000	*
All officers and directors as a group (8 persons)	50,000	*

*	Less than 1%. None of the options granted to all the Officers and Directors has exercise prices less than $0.19 closing price at May 28, 2003.

(1)	Based on Schedule 13G filed with the SEC on January 9, 2003.
(2)	Based on Schedule 13G filed with the SEC on February 14, 2003.

Item 13.    Certain Relationships and Related Transactions

Other than the director and executive officer compensation arrangements described above and the transactions described below, there has not been since the beginning of our last fiscal year, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party, in which the amount involved exceeds $60,000, and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of these people had or will have a direct or indirect material interest.

During 2001, we retained Mr. Boisvert, our Chairman and a member of our Board of Directors, as a consultant to evaluate our ability to “go to market readiness” for 2002. Mr. Boisvert delivered his findings and recommendations to the Board of Directors in January 2002. For these services, we paid Mr. Boisvert $50,000, plus reimbursement of travel expenses. This arrangement was approved by the Board of Directors, excluding Mr. Boisvert.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT TECHNOLOGY, INC.

Date: June 13, 2003	By:	/s/ ANDRE BOISVERT
Andre Boisvert President and Chief Executive Officer

CERTIFICATIONS

I, Andre M. Boisvert, certify that:

1.	I have reviewed this annual report on Form 10-K as amended of Sagent Technology, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003	By:	/s/ ANDRE BOISVERT
Andre Boisvert President and Chief Executive Officer

CERTIFICATIONS

I, Patricia Szoka, certify that:

1.	I have reviewed this annual report on Form 10-K as amended of Sagent Technology, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003	By:	/s/ PATRICIA SZOKA
Patricia Szoka Chief Accounting Officer