Form 10-Q
period 2003-06-30
SAGENT TECHNOLOGY INC
filed 2003-08-14
CIK 1058425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2003

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

Yes  ☐  No  ☒

As of August 6, 2003, Registrant had 47,109,843 shares of common stock issued and outstanding.

SAGENT TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED June 30, 2003

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SAGENT TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except per share data)

	June 30, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$4,830	$9,711
Restricted cash	100	875
Accounts receivable, net of allowance for doubtful accounts of $1,262 in 2003 and $1,389 in 2002	7,453	6,957
Other current assets	1,106	2,202

Total current assets	13,489	19,745
Property and equipment, net	1,781	3,159
Goodwill	6,784	6,718
Notes receivable from officers	—	1,000
Other assets	386	638

Total assets	$22,440	$31,260

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,544	$2,811
Accrued liabilities	4,773	6,388
Deferred revenue	8,751	8,499
Current portion of capital lease obligation	84	1,380
Short-term debt	7,000	5,285

Total current liabilities	23,152	24,363
Other long-term liabilities	70	142

Total liabilities	23,222	24,505
Minority Interest	—	366
Stockholders’ Equity (Deficit)
Common stock, par value $.001 per share; Authorized: 70,000 shares at June 30, 2003 and December 31, 2002; Issued and outstanding: 47,110 at June 30, 2003 and 46,424 at December 31, 2002	47	46
Additional paid-in capital	135,346	135,778
Accumulated other comprehensive loss	(91)	(46)
Accumulated deficit	(136,084)	(129,389)

Total stockholders’ equity (deficit)	(782)	6,389

Total liabilities and stockholders’ equity (deficit)	$22,440	$31,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAGENT TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
License	$4,022	$4,779	$7,880	$10,895
Service	3,556	4,462	7,119	9,629

Total revenue	7,578	9,241	14,999	20,524

Cost of revenue:
License	584	473	1,055	1,087
Service	1,425	2,008	2,882	4,342
Impairment of licensed technology	—	1,240	—	1,240

Total cost of revenue	2,009	3,721	3,937	6,669

Gross profit	5,569	5,520	11,062	13,855

Operating expenses:
Sales and marketing	3,927	7,160	7,938	14,132
Research and development	2,278	3,277	4,480	6,702
General and administrative	1,076	1,241	2,291	2,576
Stock-based compensation	—	109	—	298
Restructuring costs (credits)	—	189	(5)	139

Total operating expenses	7,281	11,976	14,704	23,847

Loss from operations	(1,712)	(6,456)	(3,642)	(9,992)
Interest income (expense), net	(166)	9	(2,790)	27
Other income (expense), net	(30)	68	68	7

Net loss before income taxes	(1,908)	(6,379)	(6,364)	(9,958)
Provision for income taxes	160	175	331	319

Net loss	$(2,068)	$(6,554)	$(6,695)	$(10,277)

Basic and diluted net loss per share	$(0.04)	$(0.14)	$(0.14)	$(0.22)

Shares used in computing basic and diluted net loss per share	46,684	46,224	46,554	46,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAGENT TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operations:
Net loss	$(6,695)	$(10,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,410	1,594
Amortization of warrant cost	1,715	—
Accrued interest on short-term loan	143	—
Asset impairments	—	1,240
Restructuring costs	(5)	139
Net loss on disposal of property and equipment	—	80
Gain from sale and collection of officer and shareholder notes	(562)	—
Stock-based compensation	—	298
Minority interest in earnings of subsidiary	(131)	(23)
Changes in operating assets and liabilities:
Accounts receivable	(496)	2,425
Other current assets	1,096	324
Other assets	379	64
Accounts payable	(267)	(933)
Accrued liabilities	(1,610)	(2,328)
Deferred revenue	252	1,019
Other long-term liabilities	(51)	(20)

Net cash used in operating activities	(4,822)	(6,398)

Cash flows from investing activities:
Purchase of property and equipment	(22)	(100)
Proceeds from the sale and collection of officer and shareholder notes	1,435	445
Purchase of minority interest	(300)	—

Net cash provided by investing activities	1,113	345

Cash flows from financing activities:
Payments of principal under capital lease obligations	(1,328)	(1,383)
Restricted cash	775	—
Proceeds from short-term debt	7,000	—
Payments of short-term debt	(7,143)	—
Repurchase of warrant	(500)	—
Proceeds from exercise of stock options and warrants	69	50

Net cash used in financing activities	(1,127)	(1,333)

Effect of exchange rate changes	(45)	(390)

Net decrease in cash and cash equivalents	(4,881)	(7,776)

Cash and cash equivalents, beginning of the period	9,711	15,552

Cash and cash equivalents, end of the period	$4,830	$7,776

Supplemental disclosure of cash flow information:
Cash payments for interest	$238	$128
Cash payments for taxes	$201	$293
Supplemental disclosure of non-cash investing and financing activity:
Equipment acquired under capital leases	$11	$92

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2003 and December 31, 2002, and the operating results for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. These condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2003. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal course of business. We have incurred significant losses, including a net loss of $2.1 and $6.7 million for the three and six months ended June 30, 2003 and $22.2 million for the twelve months ended December 31, 2002. As of June 30, 2003, we have an accumulated deficit of $136.1 million and a working capital deficit of $9.7 million. These matters raise substantial doubt about our ability to continue as a going concern. On April 15, 2003, we entered into an Asset Purchase Agreement with Group 1 Software (see details in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under heading “Sales of Asset—Plan of Liquidation”). There can be no assurance that these efforts will be successful. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of Sagent Technology, Inc., and its wholly owned subsidiaries, Qualitative Marketing Software, Inc. (QMS), Sagent U.K., Ltd., Sagent Technology GmbH, Sagent France, S.A., Sagent Benelux, Sagent Technology Japan KK, Sagent Asia/Pacific Pte Ltd., Sagent Australia Pty Ltd, Sagent de Brazil and Sagent de Mexico. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of such estimates include, but are not limited to, the accounting for litigation contingencies and the allowance for doubtful accounts, goodwill impairments, and income taxes. Our current estimated range of loss related to some of the pending litigation is based on claims for which we can estimate the amount and range of loss. In addition, we also analyze the collectibility of accounts receivable based on historical bad debt experience, customer credit-worthiness, the current business environment and historical experience with the customer and provide an allowance for doubtful accounts. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable and a general reserve based on historical experience. Actual results could differ from those estimates.

Restricted Cash

Restricted cash as of June 30, 2003 consists of $100 held in escrow to fulfill terms of a contractual agreement.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are comprised principally of cash and cash equivalents and trade accounts receivable. We invest excess cash through banks, primarily in highly liquid securities, and have investment policies and procedures that are reviewed periodically to minimize credit risk.

With respect to accounts receivable, we perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses to date have been within management’s expectations. At June 30, 2003 there is one customer, which accounted for 12% of accounts receivable. No customer accounted for more than 10% of accounts receivable at December 31, 2002. For the three and six months ended June 30, 2003 or 2002, no customer accounted for more than 10% of revenue.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in business combinations. Prior to January 2002, we amortized goodwill on a straight-line basis over its expected useful life ranging from one to five years.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances and written down when impaired, rather than being amortized as previous accounting standards required. We performed the goodwill impairment test as of December 31, 2002. There was no impairment of goodwill recorded for the three and six months ended June 30, 2003 and 2002, respectively.

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

Had compensation cost for our stock-based compensation awards been determined using the fair value under SFAS 123 as calculated using the Black-Scholes option pricing model, our net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30
	2003	2002	2003	2002
Net loss—as reported	$(2,068)	$(6,554)	$(6,695)	$(10,277)
Add: stock-based compensation expense included in reported net loss, net of related tax effect	0	109	0	298
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(1,185)	(1,722)	(2,835)	(3,574)

Net loss—pro forma	$(3,253)	$(8,167)	$(9,530)	$(13,553)

Basic and diluted net loss per share:
As reported	$(0.04)	$(0.14)	$(0.14)	$(0.22)

Pro forma	$(0.07)	$(0.18)	$(0.20)	$(0.29)

There were no options granted to employees during the three months ended June 30, 2003.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding, net of shares subject to repurchase during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Options and warrants were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

NOTE 2. COMPREHENSIVE LOSS

Comprehensive income (loss) is the total of net income (loss) and all other revenues, expenses, gains and losses recorded directly in equity. Sagent’s “other comprehensive loss” consists of foreign currency translation adjustments. There was no significant tax effect on the components of other comprehensive loss for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(2,068)	$(6,554)	$(6,695)	$(10,277)
Other comprehensive loss:
Foreign currency translation adjustment	(77)	(227)	(45)	(390)

Comprehensive loss	$(2,145)	$(6,781)	$(6,740)	$(10,667)

NOTE 3. OTHER CURRENT ASSETS

Other current assets consists of:

	June 30, 2003	December 31, 2002
Prepaid licenses	$226	$296
Deferred charges	—	669
Other	880	1,237

Total	$1,106	$2,202

Included in prepaid licenses are licensed technologies purchased from third parties, which are integrated into our products prior to deployment. These licensed technologies are being amortized ratably to cost of revenue over the term of the license, generally for a period of two to five years on either a per unit or straight-line basis.

The deferred charges of $669 as of December 31, 2002 related to closing and legal fees incurred in connection with short-term debt financing. For the three months ended March 31, 2003, we recognized $669 interest expense resulting from the change in the nature of this short-term debt (see Note 6 for details), which is included in interest income (expense), net in the unaudited condensed consolidated statements of operations.

NOTE 4. GOODWILL

Goodwill is comprised of the following:

	June 30, 2003	December 31, 2002
Goodwill:
Sagent UK	$1,746	$1,746
Sagent France SA	645	645
Sagent GmbH	1,787	1,787
Sagent Asia/Pacific Pte. Ltd	2,455	2,389
Sagent Benelux	151	151

Total	$6,784	$6,718

On March 17, 2003 our Board approved the acquisition of the remaining 47% interest in Sagent Asia/Pacific Pte. Ltd. for a total purchase price of $300 plus the forgiveness of amounts owed by the minority interest holder. The transaction was completed on April 1, 2003. As a result, we recorded $66 in additional goodwill at June 30, 2003.

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consists of the following:

	June 30, 2003	December 31, 2002
Employee compensation and benefits	$1,614	$2,472
Sales and marketing	1,284	1,186
Sales taxes	233	421
Software royalties	477	1,162
Restructuring and related charges (Note 8)	171	607
Other	994	540

Total	$4,773	$6,388

NOTE 6. SHORT-TERM DEBT

On April 15, 2003, we entered into an Asset Purchase Agreement with Group 1 Software, Inc. (Nasdaq: GSOF). Subject to the terms and conditions of the Asset Purchase Agreement, Group 1 will pay us up to $17 million, in exchange for substantially all of our assets, including all intellectual property, accounts receivable, cash on hand, certain contracts, property & equipment and other designated assets, and the assumption of specified liabilities. The purchase price of $17 million is payable through the cancellation of the secured bridge loans referred to below, with the remainder to be paid in cash. The purchase price of $17 million may be reduced, based on changes in the value of the acquired assets and assumed liabilities prior to the closing. On May 7, 2003, Group 1’s board of directors approved the Asset Purchase Agreement.

Concurrent with the signing of the Asset Purchase Agreement, Group 1 provided us with $5 million in bridge financing, secured by all of our assets. Of that amount, approximately $3.1 million was used to pay all amounts owed to CDC Software Corporation under a settlement agreement. Under the terms of the bridge financing, Group 1 agreed to lend us an additional $2 million after the Asset Purchase Agreement was approved by Group 1’s board of directors.

On April 15, 2003, Sagent and Group 1 closed on the first $5 million of the total bridge loan financing. The net proceeds to us from the $5 million loan, after settlement of $3.1 million to CDC, were approximately $1.9 million. The loan bears interest rate of 12% per annum. The principal amount of the loan was due and payable on July 31, 2003.

On May 16, 2003, Sagent and Group 1 closed on the remaining $2 million of the total bridge loan financing and we received net proceeds of $2 million. The loan bears interest rate of 12% per annum. The principal amount of the loan was due and payable on July 31, 2003.

On July 31, 2003, Group 1 agreed to extend the due date of the existing loan to Sagent from July 31, 2003 to September 30, 2003 and to increase the borrowing limit of the loan from $7 million to $9 million.

For the three and six months ended June 30, 2003, we incurred interest expense of $155 and $2,797, respectively, which is included in interest income (expense), net in the unaudited condensed consolidated statements of operations. The $155 interest expense related to the bridge loan financing with Group 1 while the $2,797 interest expense related to the bridge loan financing with Group 1 and secured loan with CDC, the accretion of the loan discount attributable to the fair value of the related warrants and the amortization of deferred debt-offering charges under the secured loan with CDC.

NOTE 7. LITIGATION

From time to time, we have been subject to litigation including the pending litigation described below. Because of the uncertainties related to both the amount and range of loss on the pending litigation, in most cases management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess its potential liability and revise our estimates. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse affect on our business, result of operations, financial condition and cash flow.

In addition, we are engaged in certain legal and administrative proceedings incidental to our normal business activities and believe that these matters will not have a material adverse effect on our financial position, result of operations or cash flow.

From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of purchasers of our common stock between October 21, 1999 and April 18, 2000. The parties have settled the lawsuit. Our $5.5 million contribution to the settlement was funded by our directors’ and officers’ insurance carriers. On April 28, 2003, the Court approved the settlement and issued a final judgment and order of dismissal with prejudice as to all parties

On November 17, 2000, a derivative lawsuit was filed by a purported Company shareholder in the Superior Court of California for the County of San Mateo (the “Fanucci Complaint”). On February 9, 2001, a second derivative lawsuit was filed in the Superior Court of California for the County of Santa Clara (the “Hu Complaint”). The parties have settled those lawsuits. As part of the settlement, we agreed to adopt certain corporate governance provisions and to pay $200 in attorneys’ fees and expenses to derivative plaintiffs’ counsel; the payment is being funded by our director’s and officers’ insurance carrier. The payment is contingent on both the Court’s approval of the settlement, and the dismissal with prejudice of the federal derivative action. The Superior Court issued a final order approving the settlement and dismissing the case with prejudice on August 5, 2003.

In October 2001, infoUSA, Inc. filed a complaint against us in the District Court of Douglas County, Nebraska, seeking amounts infoUSA claims are owed under a license agreement between Sagent and infoUSA. The amount of the claim is $900, plus interest. A default judgment for the full amount of the claim was entered against us on December 20, 2001, for failure by us to respond to the initial complaint. We filed a motion to set aside the default judgment in January 2002. On February 22, 2002, the court granted our motion to set aside the default judgment, and allowed us to file its answer to the complaint. The parties entered into a Settlement and Mutual Release Agreement effective January 20, 2003. The Settlement Agreement calls for us to pay $700 to infoUSA in full settlement of all claims, at which time the lawsuit will be dismissed. As of June 30, 2003, the remaining payout of $275 was included in accounts payable in the condensed consolidated financial statements. In accordance with the agreement, we paid $150 in January 2003, $137 in April and June 2003, respectively, and will pay $137 quarterly through December 31, 2003.

In November and December 2001, several class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of purchasers of our stock between May 11, 2001 and November 28, 2001. The complaints alleged that we and certain of our officers and directors violated the Securities Exchange Act of 1934 in connection with our restatement of our condensed consolidated financial statements for the first and second quarters of 2001, resulting from a fraud scheme perpetrated on us by a former employee who falsely claimed to have made sales of our products to the federal government. A consolidated complaint was filed in April 2002, and on September 11, 2002, the court dismissed the complaint with leave to amend. Thereafter, on October 16, 2002, the plaintiffs filed a notice of their intent to stand on the complaint, without further amendment. On July 18, 2003, upon the defendants’ unopposed motion, the Court issued a judgment on the merits against plaintiffs, and in our favor and certain of our officers.

Beginning in February 2002, three derivative lawsuits were filed by purported Company shareholders in the United States District Court for the Northern District of California. The complaints name certain of our present and former officers and directors as defendants. The complaints allege that the defendants breached their fiduciary duties to us through the dissemination of allegedly misleading and inaccurate information. The plaintiffs filed a consolidated complaint on August 26, 2002. The defendants moved to dismiss that complaint on October 10, 2002. No order has yet been issued. As a result of the settlement of the state court derivative actions, we expect that the federal plaintiffs will move to dismiss this action.

Following its investigation of the circumstances that lead the restatement of our financial statements for the first and second quarters of 2001, and the revision of our condensed consolidated financial statements for the third quarter of 2001; we entered the Department of Defense’s (“DOD”) Voluntary Disclosure Program. On June 7, 2002, we filed with the DOD a report of our investigation which revealed that a single non-officer employee was solely responsible for submitting false documents to us which purportedly showed that we had entered into contracts with the federal government, and that we had unwittingly submitted requests for payment to U.S. government agencies not knowing that the employee had fabricated those contracts in order to defraud us of various payments and benefits including commission payments.

In March 2002, we filed suit against MICROS Systems, Inc. (“MICROS”) in Santa Clara County California alleging that MICROS had breached a contract to purchase from us certain software and a related service agreement. The value of that contract is $136. MICROS removed the case to the United States District Court for the Northern District of California and the case was subsequently transferred to the United States District Court for the District of Maryland, where it is currently pending. MICROS has asserted a counterclaim against us, alleging various torts and breaches of duties. MICROS’ counterclaim seeks in excess of $1 million in damages. On August 5, 2003, the US District Court for the State of Maryland granted Sagent’s motion for summary judgment in the amount of $123 plus pre-judgment interest in the amount of $11. Under the Federal rules of Appellate Procedure, Micros has 30 days to appeal the rulings.

In early 2000, we entered into a software license agreement with Mountain Energy Corporation (“MEC”). MEC filed for bankruptcy in October 2000. We recently received a letter from the MEC bankruptcy trustee alleging that we had recently received certain preferential payments and demanding that we disgorge those payments. The amount in controversy is approximately $1 million. The range of this probable loss contingency is estimated to be between $62 and $937. As of June 30, 2003 and December 31, 2002, we accrued an amount which represents management’s best estimate pursuant to the provisions of SFAS No. 5 “Accrual of Loss Contingencies”.

In late 1999, we entered into a software license agreement with Convergent Communications Services, Inc. (“CCS”). CCS filed for bankruptcy in April 19, 2001. In June 2003, we received a letter from the CCS bankruptcy trustee on April 17, 2003 alleging that we had recently received certain preferential payments and demanding that we disgorge those payments. The amount in controversy is approximately $115. We have initiated our discovery in this matter, but no accrual has been made to date.

NOTE 8. RESTRUCTURING COSTS

During the second quarter of 2002, we implemented a restructuring plan, which was executed during the remainder of 2002. The major element of the restructuring plan was to terminate certain employees; as a result, we had a reduction in force of approximately 36% or 94 employees. The reductions came from all areas of our Company, and the terminations were substantially completed by December 31, 2002. Our Chief Executive Officer and President, our Executive Vice President—Sales, and Chief Marketing Officer stepped down as part of this restructuring. Further, we decided to proceed with closing several domestic sales offices and international sales offices in Brazil, Mexico and the Netherlands. We also discontinued our marketing services business due to changes in our strategy. The purpose of the restructuring was to bring operating expenses in line with net revenues with the goal of achieving cash flow breakeven in the near future and strategically focusing our Company on its core business. The restructuring was substantially completed during 2002.

As of June 30, 2003, the remaining restructuring accrual is summarized as follow:

	Severance	Lease Termination Costs	Total
Accrual balance as of December 31, 2002	$301	$306	$607
Cash paid in 2003	(153)	(135)	(288)
Non-cash charges applied in 2003	(143)	0	(143)
Non-cash credit in 2003	(5)	0	(5)

Accrual balance at June 30, 2003	$0	$171	$171

Non-cash charge of $143 represented application of the remaining unpaid severance benefit of a former Chief Executive Officer against his loan balance in accordance with his separation agreement made in August of 2002. We expect to pay the remaining accrual balance, primary related to the vacated leases within the next several quarters.

NOTE 9. RELATED PARTY TRANSACTIONS

Agreements and Arrangement with Former Executive Officers

Prior to August 2000, the Company made loans to certain executive officers of the Company, either in connection with their employment or for the exercise of stock options. These loans were carried at amounts deemed to be collectible. During the second quarter of 2003 we collected $1,435 and recorded a gain of $561, which is reflected under general and administrative expenses in the unaudited condensed consolidated statements of operations for the period ended June 30, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Subject to approval by our stockholders and satisfaction of the other closing conditions set forth in the Asset Purchase Agreement, we expect that the sale of assets will be consummated near the end of the third calendar quarter of 2003 or early in the fourth calendar quarter of 2003. After the closing of the sale of assets, and following the expiration of our indemnity obligations four months after the closing, we will, subject to approval by our stockholders, wind up our operating business, effect a complete liquidation and dissolution of the Company, and distribute any remaining cash to our stockholders. We expect to complete the liquidation and final distribution prior to the end of the current calendar year.

Concurrent with the signing of the Asset Purchase Agreement, Group 1 provided us with $5 million in bridge financing, secured by all of our assets. Of that amount, approximately $3.1 million was used to pay all amounts owed to CDC under a settlement agreement. Under the terms of the bridge financing, Group 1lent us an additional $2 million after the Asset Purchase Agreement was approved by Group 1’s board of directors on May 7, 2003. We received the additional $2 million from Group 1 on May 16, 2003.

On July 31, 2003, Group 1 agreed to extend the due date of the existing loan to Sagent from July 31, 2003 to September 30, 2003 and to increase the borrowing limit of the loan from $7 million to $9 million. As of today, there were no advances against the additional borrowing.

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

Management believes the Company’s critical accounting policies are those related to revenue recognition, valuation allowance, valuation of long-lived assets including acquired intangibles and contingent liabilities. Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain. Additional information about these critical accounting policies may be found in the Company’s 2002 Form 10-K in Item 7, “Management ‘s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies.”

Revenue (Amount in thousands)

	Three Months Ended				Six Months Ended
	6/30/03		6/30/02		6/30/03		6/30/02
	Amount	%	Amount	%	Amount	%	Amount	%
License	$4,022	53%	$4,779	52%	$7,880	53%	$10,895	53%
Service	3,556	47%	4,462	48%	7,119	47%	9,629	47%

Total Revenue	$7,578	100%	$9,241	100%	$14,999	100%	$20,524	100%

Total revenue was $7.6 and $9.2 million for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of 18% or $1.6 million. For the six months ended June 30, 2003 and 2002, total revenue was $15.0 and $20.5 million, respectively, representing a decrease of 27% or $5.5 million.

License revenue was $4.0 and $4.8 million for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of 16% or $0.8 million. For the six months ended June 30, 2003 and 2002, license revenue was $7.9 and $10.9 million, respectively, representing a decrease of 28% or $3 million.

Service revenue was $3.6 and $4.5 million for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of 20% or 0.9 million. For the six months ended June 30, 2003 and 2002, service revenue was $7.1 and $9.6 million, respectively, representing a decrease of 26% or $2.5 million.

        During the three and six months ended June 30, 2003 and 2002, our customers’ and potential customers’ purchasing decisions were impacted by, among other factors: (i) the overall weakness in the global economy, (ii) continued reductions in capital expenditures, (iii) uncertainties in the application software industry as a result of speculation of further consolidation within the industry, and (iv) concerns about our viability. As a result, many of our customers and potential customers have: (i) delayed the initiation of the purchasing process, (ii) increased the evaluation time to complete a software purchase, due in part to increased competition and the uncertainty in the application software industry and us in particular, and/or (iii) reduced their capital expenditure budgets, thereby restricting their software purchases to well defined current needs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
U.S.A. (Domestic)	$4,921	$5,405	$9,028	$12,711
International	2,657	3,836	5,971	7,813

Total net revenue	$7,578	$9,241	$14,999	$20,524

Our international revenue was 35% of the total revenue or $2.7 million and 42% or $3.8 million for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of $1.1 million or 29%. For the six months period ended June 30, 2003, our international revenue was 40% of total revenue or $6.0 million and 38% or $7.8 million for the corresponding revenue in 2002, representing a decrease of $1.8 million or 23%. We expect international revenue will continue to account for a significant portion of our revenue in the foreseeable future.

Cost of Revenue

Cost of revenue from license sales consists primarily of royalties, product packaging, shipping, media, and documentation. Our cost of revenue for license sales was $0.6 million and $0.5 million for the three months ended June 30, 2003 and 2002, respectively, representing 15% and 10% of license revenue in the respective period. Our cost of revenue for license sales was $1.1 million for both the six months ended June 30, 2003 and 2002, representing 14% and 10% of license revenue in the respective period. Our cost of license revenue as a percentage of license revenue increased over the same period in prior year was primarily attributed to additional third party royalties in 2003.

Cost of service revenue consists primarily of personnel costs associated with providing software maintenance, technical support, training and consulting services. Our cost of service revenue was $1.4 and $2.0 million for the three months ended June 30, 2003 and 2002, respectively, representing 40% and 45% of service revenue in the respective period. Our cost of service revenue was $2.9 and $4.3 million for the six months ended June 30, 2003 and 2002, respectively, representing 40% and 45% of service revenue in the respective period. The decline was mainly attributed to a reduction in salary related expenses as a result of our restructuring effort implemented in 2002.

Further, during the three months ended June 30, 2002, we booked an impairment charge of $1.2 million related to purchase technology that we no longer expected to utilize in the future.

Gross Margin

Gross margins increased to 73% for the three months ended June 30, 2003 from 60% for the corresponding period in 2002. For the six months ended June 30, 2003, gross margin increased to 74% from 68% for the corresponding period in 2002. The increases were mainly due to an impairment charge for the purchased technology that we recognized in 2002.

Operating Expenses (Amount in thousands, percentage in terms of total revenue)

	Three Months Ended				Six Months Ended
	6/30/03		6/30/02		6/30/03		6/30/02
	Amount	%	Amount	%	Amount	%	Amount	%
Sales and marketing	$3,927	52%	$7,160	77%	$7,938	53%	$14,132	69%
Research and development	2,278	30%	3,277	36%	4,480	30%	6,702	32%
General and administrative	1,076	14%	1,241	14%	2,291	15%	2,576	13%
Stock-based compensation	—	—	109	1%	—	—	298	1%
Restructuring costs (credits)	—	—	189	2%	(5)	—	139	1%

Total operating expenses	$7,281	96%	$11,976	130%	$14,704	98%	$23,847	116%

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs for sales and marketing, sales commissions, sales and marketing programs, sales operations, branch sales facilities and distributor’s commissions. Sales and marketing expenses were $3.9 and $7.2 million for the three months ended June 30, 2003 and 2002, respectively, representing 52% and 77% of total revenue in the respective periods. The decline of $3.3 million or 46% was primarily attributable to a $2.1 million decrease in salary and related expenses due to a reduction in headcount from 131 to 68, a $0.6 million reduction in discretionary marketing and travel related expenses and $0.3 million decrease in facility and related expenses due to closing of several sales offices in 2002. For the six months ended June 30, 2003, the decline of $6.2 million is primarily attributable to a $4.2 million decrease in salary related expenses resulted from headcount reduction, a $1.2 million reduction in discretionary marketing and travel related expense and $0.5 million in facility related expenses.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products and quality assurance testing. Research and development expenses were $2.3 and $3.3 million for the three months ended June 30, 2003 and 2002, respectively, representing 30% and 36% of total revenue in the respective periods. The decline of $1.0 million or 30% was primarily attributable to $1.0 million reduction in salary and related expenses due to a reduction in headcount from 61 to 42. For the six months ended June 30, 2003, the decline of $2.2 million is primarily attributable to a $2.1 million decrease in salary related expenses resulted from headcount reductions.

General and Administrative

General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management as well as legal, accounting and bad debt expenses. General and administrative expenses were $1.1 and $1.3 million for the three months ended June 30, 2003 and 2002, respectively, representing 14% of total revenue in both periods. The decline of $0.2 million or 13% was primarily attributed to a reduction of $0.4 million in bad debt expense, a $0.6 million recovery of notes from former officers offset by an increase of $0.3 million in legal fees and the impact of retaining a higher percentage and dollar amount of the overhead charges due to the significant reduction in the other departments headcount which serves as the basis for the allocation. For the six months ended June 30, 2003, the decline of $0.3 million was primarily attributed to a $0.6 million recovery of notes from former officers offset by an increase of $0.2 million in legal fees and the impact of retaining a higher percentage and dollar amount of the overhead charges.

Interest income (expense), net

The increase of $0.2 million in interest expense, net for the three months ended June 30, 2003 compared to the same period ended June 30, 2002 was due primarily to interest expense recognized from the bridge loan financing started in April 2003. For the six months ended June 30, 2003, the net increase of $2.8 million in interest expense consisted of $0.4 million interest expense recognized on the short-term debt, a $1.7 million accretion of the loan discount attributable to the fair value of related warrants and $0.7 million amortization of deferred costs.

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

Concurrent with the signing of the Asset Purchase Agreement, Group 1 provided us with $5 million in bridge financing, secured by all of our assets. Of that amount, approximately $3.1 million was used to pay all amounts owed to CDC under a settlement agreement. Under the terms of the bridge financing, Group 1 lent us an additional $2 million after the Asset Purchase Agreement was approved by Group 1’s board of directors on May 7, 2003. We received the additional $2 million from Group 1 on May 16, 2003.

On July 31, 2003, Group 1 agreed to extend the due date of the existing loan to Sagent from July 31, 2003 to September 30, 2003 and to increase the borrowing limit of the loan from $7 million to $9 million. As of today, there were no advances against the additional borrowing.

We believe that with the net proceeds of approximately $3.9 million from the Group 1 loan and the ability to borrow an additional $2 million from Group 1, together with cash from operations, we will have sufficient funds to remain in operation through the end of the third calendar quarter. If we do not complete the asset sale transaction with Group 1 on a timely basis, we will need to obtain additional financing or take other measures to enable us to continue operations.

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

As of June 30, 2003, our principal source of liquidity consisted of $4.8 million of unrestricted cash and cash equivalents and $0.1 million restricted cash in the form of a money market account and certificate of deposit. Since inception, we have funded our operations primarily through private sales of equity securities, the use of equipment leases and the initial public offering of our common stock in April 1999, not from cash generated by our business.

Net cash provided by investing activities was $1.1 million, which primarily was due to $1.4 million sale and collection of former officer and shareholder notes, offset by $0.3 million used to purchase the remaining 47% minority interest in our Asia/Pacific subsidiary. Net cash provided by investing activities was $0.3 million for the six months ended June 30, 2002, due primarily to $0.4 million collection of notes due from shareholder, offset by $0.1 million in purchase of equipment.

Net cash used by financing activities was $1.1 million due primarily to the repurchase of warrants and payments of capital lease obligations. Net cash used by financing activities was $1.3 million for the six months ended June 30, 2002, due primarily to payments of capital lease obligations.

Net cash used in operating activities was $4.8 million and $6.4 million for the six months ended June 30, 2003 and 2002, respectively. For such periods, net cash used in operating activities was primarily the result of the funding of our ongoing operations.

Accounts receivable increased by 7% in the second quarter of 2003 compared with December 31, 2002 balance. The increase was due primarily to an increase in accounts receivable days sales outstanding (DSO). We calculate our DSO on a “net” basis by dividing the average accounts receivable at the beginning and the end of the quarter by the revenue for the quarter multiplied by the number of business days during that quarter DSO was at 79 and 75 as of June 30, 2003 and December 31, 2002, respectively.

The following is a summary of our future minimum payments under contractual obligations as of June 30, 2003:

(amount in millions)	Remaining of 2003	2004	2005 and thereafter	Total
Short-term debt (see Note 6)	$7.0	$—	$—	$7.0
Capital Leases	0.1	0.1	—	0.2
Operating Leases	2.0	0.5	0.1	2.6
Purchase obligation	0.3	0	0	0.3
Restructuring	0.2	0	0	0.2

Total	$9.6	$0.6	$0.1	$10.3

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

Restructuring consists primarily of personnel and facility related costs for vacated operating leases. The purpose of the restructuring was to bring operating expenses in line with net revenues with the goal of achieving cash flow breakeven in the near future and strategically focusing our efforts on core businesses as discussed in Note 8 of the accompanying unaudited condensed consolidated financial statements and notes thereto.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have any ownership in any variable interest entities as of June 30, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

Accounting for Certain Financial Instruments

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatory redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on our consolidated financial statements.

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

On April 15, 2003, we entered into an Asset Purchase Agreement with Group 1 Software, Inc, pursuant to which Group 1 will pay us up to $17 million for substantially all of our assets. We cannot consummate the sale of assets to Group 1 until our stockholders approve the transaction. At the first special stockholders meeting held to consider approval of the transaction, we failed to obtain sufficient votes from stockholders to meet the quorum requirements under Delaware law and our bylaws, which is a majority of the outstanding shares of common stock. We have scheduled a new stockholders meeting for September 30, 2003 to again consider approval of the transaction. If we do not complete the transaction with Group 1, there is a significant possibility that we will not be able to raise additional funds or take other actions to the extent and in the timeframe necessary to remain in operation.

Even if we consummate the sale of assets to Group 1 Software, we cannot assure you of the amount, if any, that will be distributed to our stockholders under the plan of liquidation.

Even if the sale of assets to Group 1 is consummated, we cannot assure you that there will be a distribution of any meaningful cash to our stockholders upon our dissolution. We expect that up to $9 million of the $17 million purchase price will be paid in the form of debt forgiveness. Further, the net amount of $8 million in cash is subject to reduction, possibly by a substantial amount, to account for changes in value of the transferred assets and assumed liabilities prior to closing.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which means that they were prepared on the assumption that we would have a continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. In recent years, we have a history of losses and may continue to incur future losses. We have incurred net losses of $2.1 million and $6.6 million for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, our losses were $6.7 million and $10.3 million, respectively. These losses combined with our current cash position, raise substantial doubt about our ability to continue as a going concern. We will need to generate significant revenues to achieve cash breakeven and profitability. There can be no assurance that we will be successful in our efforts to reach cash breakeven or profitability. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve and sustain both cash breakeven and profitability, the price of our stock may decline substantially.

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

Risk of International Sales; European and Pacific Rim Market Risks

For the three months ended June 30, 2003 and 2002 approximately 35% and 42%, respectively, of our total revenues were derived from markets outside of the North America. For the six months ended June 30, 2003 and 2002 approximately 40% and 38%, respectively, of our total revenues were derived from markets outside of the North America. We expect that sales to the Pacific Rim and Europe will continue to represent a significant portion of its business. However, there can be no assurance that our Pacific Rim or European operations will continue to be successful.

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

We have transferred from the Nasdaq SmallCap Market to the Nasdaq Over-the-Counter Bulletin Board.

In August 2002, we received a notification from The Nasdaq Stock Market that we are out of compliance with the minimum bid price requirement of $1.00 per share set forth in Marketplace Rule 4450(a)(5). Therefore, our common stock is subject to delisting from The Nasdaq National Market. We determined to transition to the Nasdaq SmallCap Market, which would extend the period for which we would be able to regain compliance with the minimum price requirement. In September 2002, Nasdaq informed us that it has approved our application to list our common stock on the Nasdaq SmallCap Market. In November 2002, Nasdaq notified us that we met the initial listing criteria for the SmallCap Market, other than minimum bid price, and that we have until May 6, 2003 to regain compliance with the minimum bid price requirement. On May 7, 2003, Nasdaq notified us that we have until August 4, 2003 to regain compliance. The extension was granted due to our qualification with the $5 million stockholders’ equity requirement under Marketplace rule 4310(c)(2)(A) as reflected in our balance sheet as of December 31, 2003. On July 3, 2003, our common stock was delisted from the NASDAQ as a result of deficiencies relating to the listing standards for stockholders’ equity requirement of $2.5 million as reflected in our balance sheet as of March 31, 2003.

Beginning on July 3, 2003 our common stock began trading on the Nasdaq Over-The-Counter Bulletin Board (“OTCBB”). Trading on the Nasdaq OTCBB could seriously limit the liquidity of our common stock and impair our potential to raise future capital through the sale of our common stock, which could have a material adverse effect on our business. Trading on the Nasdaq OTCBB could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common stock. Trading of our stock on the Nasdaq OTCBB could also adversely affect relationships with vendors and customers.

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

We have a relatively new management team and there is no guarantee that they will be successful in managing our business.

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

INTEREST RATE RISK

Our exposure to market risk related to changes in interest rates is primarily due to our highly liquid investments. We do not use derivative financial instruments. The primarily objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of highly liquid investments and certificate of deposits. Due to the nature of our investments, we believe that there is no material risk exposure. All investments are carried at cost, which is approximates market value. At June 30, 2003 and December 31, 2002, we had $4.8 million and $9.7 million, respectively, in cash and cash equivalents.

FOREIGN CURRENCY EXCHANGE RATE RISK

A high percentage of operations are based in the United States, and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to exchange rate risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Asia Pacific, Europe and Australia and conduct transactions in the local currency of each location. To date, the impact of any fluctuation in the relative value of other currencies has not been material due to relative size of the operations. However, we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future. An increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we can make no assurances that exchange rate fluctuations will not adversely affect our financial results in the future. Through June 30, 2003, we have not engaged in foreign currency hedging activities.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7. Litigation of the notes to the unaudited condensed consolidated financial statements under Item 1 Part 1.

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities. None

Item 3. Defaults upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

A Special Meeting of Stockholders was held on July 15, July 22 and July 28, 2003, however a quorum was not present on any of the dates. The stockholders were asked to vote on the following three proposals:

1.	To approve the proposed sale of all of Sagent’s operating assets to Group 1 Software, Inc. described in more detail in the proxy statement.

2.	To approve the Plan of Complete Liquidation and Dissolution of Sagent Technology, Inc.

3.	Following the consummation of the asset sale in Proposal 1, to amend Sagent’s Amended and Restated Certificate of Incorporation to remove the name “Sagent.”

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

On May 15, 2003, we filed a Form 8-K to report that we issued a press release reporting the financial results for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SAGENT TECHNOLOGY, INC.

/s/ ANDRE BOISVERT
Andre Boisvert
President and Chief Executive Officer

Dated:  August 14, 2003

INDEX TO EXHIBITS

Number		Title

2.1	(10)	Asset Purchase Agreement dated April 15, 2003 between the Registrant and Group 1 Software, Inc.

3.1	(1)	Certificate of Incorporation of Registrant.

3.2	(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.3	(1)	Bylaws of Registrant.

4.1	(1)	Form of Registrant’s Common Stock Certificate.

4.2	(2)	Common Stock Rights Agreement dated February 15, 2001 between the Registrant and the parties named therein.

4.3	(4)	Common Stock Rights Agreement dated July 23, 2001 between the Registrant and the parties named therein.

10.1	(1)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2	(1)*	1998 Stock Plan and related agreements.

10.3	(1)*	1999 Employee Stock Purchase Plan and related agreements.

10.4	(1)*	1999 Director Option Plan and related agreements.

10.6	(1)*	Master Equipment Lease Agreement, dated September 28, 1998 between the Registrant and Dell Financial Services, L.P.

10.7	(1)	Standard Office Lease, dated June 1, 1998, by and between the Registrant and Asset Growth Partners, Ltd., and the Amendment thereto.

10.8	(1)+	Development and Licensing Agreement, dated January 22, 1997, between the Registrant and Abacus Concepts, Inc.

10.9	(1)+	Microsoft License and Distribution Agreement, dated August 23, 1996, between the Registrant and Microsoft Corporation.

10.10	(1)+	Sagent KK Non-Exclusive Japanese Distribution Agreement, dated as of December 17, 1997, between Sagent KK Japan and Kawasaki Steel Systems R&D Corporation.

10.11	(1)	Form of Sagent Technology, Inc. End User Software License Agreement.

10.12	(1)+	OEM Software License Agreement, effective March 31, 1998, between the Registrant and Siebel Systems, Inc.

10.13	(1)	Form of Sagent Technology, Inc. Software Maintenance and Technical Support Agreement.

10.14	(1)	Form of Sagent Technology, Inc. Agreement for Consulting Services.

10.15	(1)	Form of Sagent Technology, Inc. Agreement for Subcontractor Consulting Services.

10.16	(1)	Form of Evaluation Agreement.

10.17	(1)	Notes, dated February 1, 1999 between the Registrant and Virginia Walker.

10.18	(1)	Notes, dated February 1, 1999 between the Registrant and Virginia Walker.

10.19	(1)+	Solution Provider Agreement, effective June 27, 1997, between the Registrant and Unisys Corporation.

10.20	(1)*	Executive Change of Control Policy.

10.21	(1)+	Software License and Services Agreement, dated March 31, 1998, between the Registrant and Siebel Systems, Inc.

10.24	(1)	Nonexclusive International Software Value Added Reseller (“VAR”) Agreement, dated December 8, 1997, between the Registrant and Opalis S.A.

10.25	(2)*	Employment Agreement dated August 4, 2000, between the Registrant and Ben C. Barnes.

10.26	(2)*	Offer letter dated May 9, 2000, between the Registrant and David Eliff.

10.27	(2)	Common Stock Purchase Agreement dated February 15, 2001, between the Registrant and the parties named therein.

10.28	(3)*	Service Agreement, dated January 1, 2001, between the Registrant and Arthur Parker.

10.29	(4)	Stock Purchase Agreement dated July 23, 2001, between the Registrant and the parties named therein.

10.30	(6)*	Offer letter dated October 9, 2001, between the Registrant and Richard Ghiossi.

10.31	(6)*	Offer letter dated October 31, 2001, between the Registrant and Steven R. Springsteel, and addendum dated November 16, 2001.

10.32	(6)*	Settlement Agreement and Mutual Release dated December 31, 2001, between the Registrant and Kenneth C. Gardner.

10.33	(7)*	Agreement dated July 22, 2002, between the Registrant and Steven R. Springsteel.

10.34	(7)*	Agreement dated July 22, 2002, between the Registrant and Andre M. Boisvert.

Number		Title

10.35	(7)*	Agreement dated August 1, 2002, between the Registrant and John Maxwell.

10.36	(7)*	Separation Agreement and Release executed on October 7, 2002, between the Registrant and Ben C. Barnes.

10.37	(7)*	Separation Agreement and Release executed on September 30, 2002, between the Registrant and Richard Ghiossi.

10.38	(8)	Investor’s Rights Agreement, dated November 1, 2002, between the Registrant and CDC Software Corporation.

10.39	(8)	Note and Warrant Purchase Agreement, dated October 24, 2002, between the Registrant and CDC Software Corporation.

10.40	(8)	Security Agreement, dated October 24, 2002, between the Registrant and CDC Software Corporation.

10.41	(8)	Security Promissory Note, dated November 1, 2002, between the Registrant and CDC Software Corporation.

10.42	(8)	Warrant, dated November 1, 2002, issued by Registrant to CDC Software Corporation.

10.43	(8)	Security Promissory Note, dated December 31, 2002, between the Registrant and CDC Software Corporation.

10.44	(8)	Warrant, dated December 31, 2002, issued by Registrant to CDC Software Corporation.

10.45	(9)	Warrant, dated November 1, 2002, issued by Registrant to Baruch Halpern and Shoshana Halpern.

10.46	(9)	Warrant, dated November 1, 2002, issued by Registrant to David Dohrmann.

10.47	(9)	Warrant, dated December 31, 2002, issued by Registrant to Baruch Halpern and Shoshana Halpern.

10.48	(9)	Warrant, dated December 31, 2002, issued by Registrant to David Dohrmann.

10.49	(11)*	Amendment to Employment Agreement dated January 20, 2003, between the Registrant and Andre M. Boisvert.

16.1	(5)	Letter dated as of October 18, 2000 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (No. 333-71369), declared effective by the Securities and Exchange Commission (SEC) on April 14, 1999.
(2)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(3)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.
(4)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2001.
(5)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 19, 2000.
(6)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2002.
(7)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002.
(8)	Incorporated by reference to the exhibit to the Registrant’s Form S-3 filed with the SEC on December 31, 2002.
(9)	Incorporated by reference to the exhibit to the Registrant’s Form S-3/A filed with the SEC on March 14, 2003.
(10)	Incorporated by reference to the exhibit to the Registrant’s Current Report on 8-K filed with the SEC on April 17, 2003.
(11)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003.
*	Denotes management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.