Form 10-Q
period 2003-09-30
SAGENT TECHNOLOGY INC
filed 2003-11-14
CIK 1058425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2003

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

As of November 11, 2003, Registrant had 47,109,843 shares of common stock issued and outstanding.

SAGENT TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED September 30, 2003

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SAGENT TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except per share data)

	September 30, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$6,386	$9,711
Restricted cash	100	875
Accounts receivable, net of allowance for doubtful accounts of $1,131 in 2003 and $1,389 in 2002	5,305	6,957
Other current assets	857	2,202

Total current assets	12,648	19,745
Property and equipment, net	905	3,159
Goodwill	6,784	6,718
Notes receivable from officers	—	1,000
Other assets	136	638

Total assets	$20,473	$31,260

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,938	$2,811
Accrued liabilities	5,315	6,388
Deferred revenue	8,690	8,499
Current portion of capital lease obligation	58	1,380
Short-term debt	7,000	5,285

Total current liabilities	23,001	24,363
Other long-term liabilities	107	142

Total liabilities	23,108	24,505
Minority Interest	—	366
Stockholders’ Equity (Deficit)
Common stock, par value $.001 per share; Authorized: 70,000 shares at September 30, 2003 and December 31, 2002; Issued and outstanding: 47,110 shares at September 30, 2003 and 46,424 shares at December 31, 2002	47	46
Additional paid-in capital	135,346	135,778
Accumulated other comprehensive loss	(119)	(46)
Accumulated deficit	(137,909)	(129,389)

Total stockholders’ equity (deficit)	(2,635)	6,389

Total liabilities and stockholders’ equity (deficit)	$20,473	$31,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAGENT TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
License	$4,104	$4,549	$11,984	$15,444
Service	3,573	4,265	10,692	13,894

Total revenue	7,677	8,814	22,676	29,338

Cost of revenue:
License	569	303	1,624	1,390
Service	1,189	1,734	4,071	6,076
Impairment of licensed technology	—	—	—	1,240

Total cost of revenue	1,758	2,037	5,695	8,706

Gross profit	5,919	6,777	16,981	20,632

Operating expenses:
Sales and marketing	3,392	5,834	11,330	19,966
Research and development	2,148	2,581	6,628	9,283
General and administrative	1,710	1,385	4,001	3,948
Stock-based compensation	—	—	—	298
Asset impairments	—	987	—	1,001
Restructuring costs (credit)	—	4,734	(5)	4,873

Total operating expenses	7,250	15,521	21,954	39,369

Loss from operations	(1,331)	(8,744)	(4,973)	(18,737)
Interest income (expense), net	(204)	(10)	(2,994)	17
Other income (expense), net	(208)	(251)	(140)	(243)

Net loss before income taxes	(1,743)	(9,005)	(8,107)	(18,963)
Provision for income taxes	82	111	413	430

Net loss	$(1,825)	$(9,116)	$(8,520)	$(19,393)

Basic and diluted net loss per share	$(0.04)	$(0.20)	$(0.18)	$(0.42)

Shares used in computing basic and diluted net loss per share	47,110	46,303	46,742	46,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAGENT TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operations:
Net loss	$(8,520)	$(19,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,999	2,370
Amortization of warrant cost	1,715	—
Accrued interest on short-term loan	143	—
Asset impairments	—	2,241
Restructuring costs	—	2,089
Net loss on disposal of property and equipment	200	85
Impairment of privately held investment	—	529
Gain from sale and collection of officer and shareholder notes	(612)	—
Stock-based compensation	—	298
Minority interest in earnings of subsidiary	(131)	(207)
Changes in operating assets and liabilities:
Accounts receivable	1,652	5,199
Other current assets	1,345	723
Other assets	629	93
Accounts payable	(873)	(618)
Accrued liabilities	(1,073)	(1,082)
Deferred revenue	191	(510)
Other long-term liabilities	(4)	(63)

Net cash used in operating activities	(3,339)	(8,246)

Cash flows from investing activities:
Purchase of property and equipment	(32)	(120)
Net proceeds from sale of property and equipment	97	—
Proceeds from the sale and collection of officer and shareholder notes	1,485	445
Purchase of minority interest	(300)	—

Net cash provided by investing activities	1,250	325

Cash flows from financing activities:
Payments of principal under capital lease obligations	(1,364)	(1,859)
Restricted cash	775	—
Proceeds from short-term debt	7,000	—
Payments of short-term debt	(7,143)	—
Repurchase of warrants	(500)	—
Proceeds from exercise of stock options and warrants	69	37

Net cash used in financing activities	(1,163)	(1,822)

Effect of exchange rate changes	(73)	(622)

Net decrease in cash and cash equivalents	(3,325)	(10,365)

Cash and cash equivalents, beginning of the period	9,711	15,552

Cash and cash equivalents, end of the period	$6,386	$5,187

Supplemental disclosure of cash flow information:
Cash payments for interest	$245	$173
Cash payments for taxes	$320	$449
Supplemental disclosure of non-cash investing and financing activity:
Equipment acquired under capital leases	$11	$92

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SAGENT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except where noted)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Description of Business and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles on a going concern basis which assumes the realization of assets and payments of liabilities in the ordinary course of business. The accompanying financial statements do not include adjustments to reflect the effects of the asset sale or subsequent dissolution and liquidation of the Company, except as disclosed.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2003 and December 31, 2002, and the operating results for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. These condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2003. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Sale of Assets—Plan of Liquidation

On April 15, 2003, we entered into an Asset Purchase Agreement with Group 1 Software, Inc. Subject to the terms and conditions of the Asset Purchase Agreement, Group 1 would pay us up to $17 million, in exchange for substantially all of our assets, including all intellectual property, accounts receivable, cash on hand, certain contracts, property & equipment and other designated assets, and the assumption of specified liabilities; in addition Group 1 also acquired certain subsidiaries, namely Sagent U.K., Ltd., Sagent Technology GmbH, Sagent France, S.A., Sagent Technology Japan KK and Sagent Asia/Pacific Pte Ltd. On October 1, 2003, the asset sale contemplated by the Asset Purchase Agreement was consummated. The Company received $13 million of the purchase price in the form of $5.6 million in cash and the assumption of $7.4 million in secured loans and accrued interest payable to Group 1 under the bridge loan. See Notes 6 and 10 for details on Bridge loan and the closing of the asset sale. At closing, Group 1 retained $4.0 million of the purchase price to secure our indemnification obligations under the Asset Purchase Agreement. The final consideration is subject to adjustment based upon the finalization of Sagent’s balance sheet as of the closing date. Under the terms of the Asset Purchase Agreement, Sagent retained approximate $1.5 million in cash, certain other assets and liabilities for outstanding litigation and approximately $1.2 million of accrued compensation payable to key officers.

Most employees of the Company resigned and accepted employment with Group 1.

We have agreed to indemnify Group 1 for a period of 120 days from the closing date; we will then file a certificate of dissolution with the Delaware Secretary of State to dissolve Sagent as a legal entity, complete the liquidation of our remaining assets, make provisions to satisfy our remaining obligations, and make distributions to our stockholders with the remaining available funds, if any. We expect to complete the liquidation and make an initial distribution prior to the end of the first quarter of calendar 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of Sagent Technology, Inc., and its wholly owned subsidiaries, Qualitative Marketing Software, Inc. (QMS), Sagent U.K., Ltd., Sagent Technology GmbH, Sagent France, S.A., Sagent Benelux, Sagent Technology Japan KK, Sagent Asia/Pacific Pte Ltd., Sagent Australia Pty Ltd, Sagent de Brazil and Sagent de Mexico. All significant intercompany accounts and transactions have been eliminated in consolidation. In 2003, we liquidated Sagent de Brazil and Sagent de Mexico.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Examples of such estimates include, but are not limited to, the accounting for litigation contingencies and the allowance for doubtful accounts, goodwill impairments, restructuring costs and related charges, and income taxes. In addition, we also analyze the collectibility of accounts receivable based on historical bad debt experience, customer credit-worthiness, the current business environment and historical experience with the customer and provide an allowance for doubtful accounts. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable and a general reserve based on historical experience. Actual results could differ from those estimates.

Restricted Cash

Restricted cash as of September 30, 2003 consists of $100 held in escrow to fulfill terms of a contractual agreement which was paid out in October 2003.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are comprised principally of cash and cash equivalents and trade accounts receivable. We invest excess cash through banks, primarily in highly liquid securities, and have investment policies and procedures that are reviewed periodically to minimize credit risk.

With respect to accounts receivable, we perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for potential credit losses on customer accounts when deemed necessary. Actual credit losses to date have been within management’s expectations. At September 30, 2003 there is one customer, which accounted for 12% of accounts receivable. No customer accounted for more than 10% of accounts receivable at December 31, 2002. For the three and nine months ended September 30, 2003 or 2002, no customer accounted for more than 10% of revenue.

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

There was no impairment of goodwill recorded for the three and nine months ended September 30, 2003. For the three months ended September 30, 2002, we recorded $728 of goodwill impairment related to closing of the Brazil office. The total asset impairments of $1,001 presented in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2002 also included impairments of notes from shareholders.

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

We usually license software products on a perpetual basis. If vendor specific objective evidence does not exist for the undelivered elements of the arrangement, revenue is deferred until the earlier of a) when such evidence does exist for the undelivered elements, or b) when all elements are delivered.

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

Stock-Based Compensation

We account for stock awards issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees” as interpreted by FASB Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation” and comply with the disclosure provisions of FASB Statement No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation”. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the award. Stock compensation is being amortized over the vesting period on a straight-line basis. In addition, we account for stock issued to non-employees in accordance with the provisions of SFAS 123. Pursuant to SFAS 123, stock-based compensation is accounted for at the fair value of the equity instruments issued, or at the fair value of the consideration received, whichever is more reliably measurable.

Had compensation cost for our stock-based compensation awards been determined using the fair value under SFAS 123 as calculated using the Black-Scholes option pricing model, our net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30
	2003	2002	2003	2002
Net loss—as reported	$(1,825)	$(9,116)	$(8,520)	$(19,393)
Add: stock-based compensation expense included in reported net loss, net of related tax effect	—	—	—	298
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(639)	(1,760)	(3,479)	(5,422)

Net loss—pro forma	$(2,464)	$(10,876)	$(11,999)	$(24,517)

Basic and diluted net loss per share:
As reported	$(0.04)	$(0.20)	$(0.18)	$(0.42)

Pro forma	$(0.05)	$(0.23)	$(0.26)	$(0.53)

There were no options granted to employees during the three months ended September 30, 2003 and 2.7 million options were granted during the nine months ended September 30, 2003.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding, net of shares subject to repurchase during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares related to options and warrants were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

NOTE 2. COMPREHENSIVE LOSS

Comprehensive income (loss) is the total of net income (loss) and all other revenue, expenses, gains and losses recorded directly in equity. Sagent’s “other comprehensive loss” consists of foreign currency translation adjustments. There was no significant tax effect on the components of other comprehensive loss for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(1,825)	$(9,116)	$(8,520)	$(19,393)
Other comprehensive loss:
Foreign currency translation adjustment	(28)	(232)	(73)	(622)

Comprehensive loss	$(1,853)	$(9,348)	$(8,593)	$(20,015)

NOTE 3. OTHER CURRENT ASSETS

Other current assets consists of:

	September 30, 2003	December 31, 2002
Prepaid licenses	$161	$296
Deferred charges	—	669
Other	696	1,237

Total	$857	$2,202

Included in prepaid licenses are licensed technologies purchased from third parties, which are integrated into our products prior to deployment. These licensed technologies are being amortized ratably to cost of revenue over the term of the license, generally for a period of two to five years on either a per unit or straight-line basis.

The deferred charges of $669 as of December 31, 2002 related to closing costs and legal fees incurred in connection with short-term debt financing. For the three months ended March 31, 2003, we recognized $669 of interest expense resulting from the change in the nature of this short-term debt (see Note 6 for details), which is included in interest income (expense), net in the unaudited condensed consolidated statements of operations.

NOTE 4. GOODWILL

Goodwill is comprised of the following:

	September 30, 2003	December 31, 2002
Goodwill:
Sagent UK	$1,746	$1,746
Sagent France SA	645	645
Sagent GmbH	1,787	1,787
Sagent Asia/Pacific Pte. Ltd	2,455	2,389
Sagent Benelux	151	151

Total	$6,784	$6,718

On March 17, 2003 our Board approved the acquisition of the remaining 47% interest in Sagent Asia/Pacific Pte. Ltd. for a total purchase price of $300 plus the forgiveness of amounts owed by the minority interest holder. The transaction was completed on April 1, 2003, and resulted in an additional $66 of goodwill.

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30, 2003	December 31, 2002
Employee compensation and benefits	$2,512	$2,472
Sales and marketing	1,102	1,186
Sales taxes	185	421
Software royalties	348	1,162
Restructuring and related charges (Note 8)	134	607
Other	1,034	540

Total	$5,315	$6,388

Included in employee compensation and benefits is $1.2 million in accrued compensation for executives based upon change of control provisions under the terms of their employment contracts.

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

Concurrent with the signing of the Asset Purchase Agreement, Group 1 provided us with $5 million in bridge financing, secured by all of our assets (“Bridge Loan”). Of that amount, approximately $3.1 million was used to pay all amounts owed to CDC Software Corporation under a settlement agreement. Under the terms of the bridge financing, Group 1 agreed to lend us an additional $2 million after the Asset Purchase Agreement was approved by Group 1’s board of directors.

On April 15, 2003, Sagent and Group 1 closed on the first $5 million of the total bridge loan financing. The net proceeds to us from the $5 million loan, after settlement of $3.1 million to CDC, were approximately $1.9 million. On May 16, 2003, Sagent and Group 1 closed on the remaining $2 million of the total bridge loan financing and we received net proceeds of $2 million. The loan bears interest of 12% per annum. The principal amount of the loan was initially due and payable on July 31, 2003.

On July 31, 2003, Group 1 agreed to extend the due date of the existing loan to Sagent from July 31, 2003 to September 30, 2003 and to increase the borrowing limit of the loan from $7 million to $9 million. No additional advances were taken against the additional borrowing limit.

For the three and nine months ended September 30, 2003, we incurred interest expense of $213 and $3,010, respectively, which is included in interest income (expense), net in the unaudited condensed consolidated statements of operations. The $213 interest expense related to the bridge loan financing with Group 1. The $3,010 interest expense related to the bridge loan financing with Group 1 and the secured loan with CDC, the accretion of the loan discount attributable to the fair value of the related warrants and the amortization of deferred debt-offering charges under the secured loan with CDC.

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

From October 20, 2000 to November 27, 2000, several class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of purchasers of our common stock between October 21, 1999 and April 18, 2000. The parties have settled the lawsuit. Our $5.5 million contribution to the settlement was funded by our directors’ and officers’ insurance carriers. On April 28, 2003, the Court approved the settlement and issued a final judgment and order of dismissal with prejudice as to all parties.

On November 17, 2000, a derivative lawsuit was filed by a purported Company shareholder in the Superior Court of California for the County of San Mateo (the “Fanucci Complaint”). On February 9, 2001, a second derivative lawsuit was filed in the Superior Court of California for the County of Santa Clara (the “Hu Complaint”). The parties have settled those lawsuits. As part of the settlements, we agreed to adopt certain corporate governance provisions and to pay $200 in attorneys’ fees and expenses to derivative plaintiffs’ counsel; the payment was funded by our directors’ and officers’ insurance carrier. The Superior Court issued a final order approving the settlements and dismissing the case with prejudice on August 5, 2003.

In October 2001, infoUSA, Inc. filed a complaint against us in the District Court of Douglas County, Nebraska, seeking amounts infoUSA claims are owed under a license agreement between Sagent and infoUSA. The parties entered into a Settlement and Mutual Release Agreement effective January 20, 2003. The Settlement Agreement called for us to pay $700 to infoUSA in full settlement of all claims, at which time the lawsuit will be dismissed. As of September 30, 2003, the remaining payout of $138 was included in accounts payable in the condensed consolidated financial statements. In accordance with the agreement, we paid $150 in January 2003, $137 in April, June and September 2003, respectively, and the remaining $138 will be paid in the fourth quarter of 2003.

In November and December 2001, several class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of purchasers of our stock between May 11, 2001 and November 28, 2001. The complaints alleged that we and certain of our officers and directors violated the Securities Exchange Act of 1934 in connection with our restatement of our condensed consolidated financial statements for the first and second quarters of 2001, resulting from a fraud scheme perpetrated on us by a former employee who falsely claimed to have made sales of our products to the federal government. A consolidated complaint was filed in April 2002, and on September 11, 2002, the court dismissed the complaint with leave to amend. Thereafter, on October 16, 2002, the plaintiffs filed a notice of their intent to stand on the complaint, without further amendment. On July 18, 2003, upon the defendants’ unopposed motion, the Court issued a judgment on the merits against plaintiffs, and in favor of the Company and the officer defendants.

Beginning in February 2002, three derivative lawsuits were filed by purported Company shareholders in the United States District Court for the Northern District of California. The complaints name certain of our present and former officers and directors as defendants. The complaints allege that the defendants breached their fiduciary duties to us through the dissemination of allegedly misleading and inaccurate information. The plaintiffs filed a consolidated complaint on August 26, 2002. The defendants moved to dismiss that complaint on October 10, 2002. On August 15, 2003, the Court dismissed the complaints with leave to amend and denied motions to stay the actions without prejudice. The parties have since stipulated to dismiss all of the complaints.

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

In March 2002, we filed suit against MICROS Systems, Inc. (“MICROS”) in Santa Clara County California alleging that MICROS had breached a contract to purchase from us certain software and a related service agreement. On August 5, 2003, the US District Court for the State of Maryland granted Sagent’s motion for summary judgment in the amount of $112 plus pre-judgment interest in the amount of $11. We received $123 in September 2003.

In early 2000, we entered into a software license agreement with Mountain Energy Corporation (“MEC”). MEC filed for bankruptcy in October 2000. Subsequently, the MEC bankruptcy trustee filed a complaint against us to avoid and recover certain preferential transfers. The parties entered into a Settlement Agreement and Release Agreement effective October 29, 2003. The Settlement Agreement calls for us to pay $325 in full settlement of all claims, payable within 10 days after the Court approves the claim as final and non-appealable at which time the Complaint shall be dismissed with prejudice. As of September 30, 2003, the $325 was included in accrued liabilities in the unaudited condensed consolidated financial statements.

In late 1999, we entered into a software license agreement with Convergent Communications Services, Inc. (“CCS”). CCS filed for bankruptcy in April 19, 2001. Subsequently, the CCS bankruptcy trustee filed a complaint against us to avoid and recover certain preferential transfers. The parties entered into a Settlement Agreement effective October 28, 2003. The Settlement Agreement calls for us to pay $50 in full settlement of all claims. The $50 was paid on October 28, 2003. The parties signed and filed with the court a Stipulated Motion to Dismiss the Adversary Proceeding with Prejudice on November 14, 2003. As of September 30, 2003, the $50 was included in accrued liabilities in the unaudited condensed consolidated financial statements.

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

As of September 30, 2003, the remaining restructuring accrual is summarized as follow:

	Severance	Lease Termination Costs	Total
Accrual balance as of December 31, 2002	$301	$306	$607
Cash paid through September 30, 2003	(153)	(172)	(325)
Non-cash charges applied in 2003	(143)	0	(143)
Non-cash credit in 2003	(5)	0	(5)

Accrual balance at September 30, 2003	$0	$134	$134

Non-cash charges of $143 represented the application of the remaining unpaid severance benefit of a former Chief Executive Officer against his loan balance in accordance with his separation agreement made in August of 2002. We expect to pay the remaining accrual balance, primary related to the vacated leases within the next two quarters.

NOTE 9. RELATED PARTY TRANSACTIONS

Agreements and Arrangement with Former Executive Officers

Prior to August 2000, the Company made loans to certain executive officers of the Company, either in connection with their employment or for the exercise of stock options. These loans had previously been written down to amounts deemed to be realizable. During the third quarter of 2003 we collected $50 and recorded a gain for the same amount which is reflected in general and administrative expenses for the period ended September 30, 2003. During the nine months ended September 30, 2003 we collected $1,485 and recorded a gain of $612, which is reflected under general and administrative expenses in the unaudited condensed consolidated statements of operations.

NOTE 10. SUBSEQUENT EVENT

On April 15, 2003, we entered into an Asset Purchase Agreement with Group 1 Software, Inc. Subject to the terms and conditions of the Asset Purchase Agreement, Group 1 would pay us up to $17 million, in exchange for substantially all of our assets, including all intellectual property, accounts receivable, cash on hand, certain contracts, property & equipment and other designated assets, and the assumption of specified liabilities; in addition Group 1 also acquired certain subsidiaries, namely Sagent U.K., Ltd., Sagent Technology GmbH, Sagent France, S.A., Sagent Technology Japan KK and Sagent Asia/Pacific Pte Ltd.

On October 1, 2003, the asset sale contemplated by the Asset Purchase Agreement was consummated. The Company received $13 million of the purchase price in the form of $5.6 million in cash and the assumption of $7.4 million in secured loans and accrued interest payable to Group 1 under the bridge loan. At closing, Group 1 retained $4.0 million of the purchase price to secure our indemnification obligations under the Asset Purchase Agreement. The final consideration is subject to adjustment based upon the finalization of Sagent’s balance sheet as of the closing date. Under the terms of the Asset Purchase Agreement, Sagent retained approximate $1.5 million in cash, certain other assets and liabilities for outstanding litigation and approximately $1.2 million of accrued compensation payable to key officers.

Most employees of the Company resigned and accepted employment with Group 1.

We have agreed to indemnify Group 1 for a period of 120 days from the closing date; we will then file a certificate of dissolution with the Delaware Secretary of State to dissolve Sagent as a legal entity, complete the liquidation of our remaining assets, make provisions to satisfy our remaining obligations, and make distributions to our stockholders with the remaining available funds, if any. We expect to complete the liquidation and make an initial distribution prior to the end of the first quarter of calendar 2004.

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

Asset Purchase Agreement with Group 1 Software

On April 15, 2003, we entered into an Asset Purchase Agreement with Group 1 Software, Inc. Subject to the terms and conditions of the Asset Purchase Agreement, Group 1 would pay us up to $17 million, in exchange for substantially all of our assets, including all intellectual property, accounts receivable, cash on hand, certain contracts, property & equipment and other designated assets, and the assumption of specified liabilities; in addition Group 1 also acquired certain subsidiaries, namely Sagent U.K., Ltd., Sagent Technology GmbH, Sagent France, S.A., Sagent Technology Japan KK and Sagent Asia/Pacific Pte Ltd.

On October 1, 2003, the asset sale contemplated by the Asset Purchase Agreement was consummated. The Company received $13.0 million of the purchase price in the form of $5.6 million in cash and the assumption of $7.4 million in secured loans and accrued interest payable to Group 1 under the bridge loan. At closing, Group 1 retained $4.0 million of the purchase price to secure our indemnification obligations under the Asset Purchase Agreement. The final consideration is subject to adjustment based upon the finalization of Sagent’s balance sheet as of the closing date. Under the terms of the Asset Purchase Agreement, Sagent retained approximate $1.5 million in cash, certain other assets and liabilities for outstanding litigation and approximately $1.2 million of accrued compensation payable to key officers.

Most employees of the Company resigned and accepted employment with Group 1.

Pursuant to the terms of the Asset Purchase Agreement, Group 1 held back $4.0 million of the purchase price pending final resolution of the purchase price adjustment, which is estimated to be approximately $2.0 million, resulting in additional cash proceeds of $2 million and an adjusted purchase price of $15 million.

Plan of Liquidation

Pursuant to the amended plan of dissolution, which was approved by the shareholders at a special meeting on September 30, 2003, the Company intends to file articles of dissolution with the Secretary of State of the State of Delaware. After the articles of dissolution are filed, the Company’s operations will be limited to winding-up its business and affairs, selling certain of its other remaining assets, discharging its known liabilities, establishing a contingency reserve for payment of expenses and contingent liabilities, and distributing any remaining assets to its shareholders, all in accordance with the amended plan of dissolution.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments (refer to note 1—basis of presentation) that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, intangible assets and goodwill and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the Company’s critical accounting policies are those related to revenue recognition, the allowance for doubtful accounts, valuation of long-lived assets including goodwill and contingent liabilities. Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain. Additional information about these critical accounting policies may be found in the Company’s 2002 Form 10-K in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies.”

Revenue (amounts in thousands)

	Three Months Ended				Nine Months Ended
	9/30/03		9/30/02		9/30/03		9/30/02
	Amount	%	Amount	%	Amount	%	Amount	%
License	$4,104	53%	$4,549	52%	$11,984	53%	$15,444	53%
Service	3,573	47%	4,265	48%	10,692	47%	13,894	47%

Total Revenue	$7,677	100%	$8,814	100%	$22,676	100%	$29,338	100%

Total revenue was $7.7 and $8.8 million for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 13% or $1.1 million. For the nine months ended September 30, 2003 and 2002, total revenue was $22.7 and $29.3 million, respectively, representing a decrease of 23% or $6.6 million.

License revenue was $4.1 and $4.5 million for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 9% or $0.4 million. For the nine months ended September 30, 2003 and 2002, license revenue was $12.0 and $15.4 million, respectively, representing a decrease of 22% or $3.4 million.

Service revenue was $3.6 and $4.3 million for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 16% or 0.7 million. For the nine months ended September 30, 2003 and 2002, service revenue was $10.7 and $13.9 million, respectively, representing a decrease of 23% or $3.2 million.

During the three and nine months ended September 30, 2003 and 2002, our customers’ and potential customers purchasing decisions were impacted by, among other factors: (i) concerns about our viability, (ii) the overall weakness in the global economy, (ii) continued reductions in capital expenditures, (iii) uncertainties in the application software industry as a result of speculation of further consolidation within the industry. As a result, many of our customers and potential customers have: (i) delayed the initiation of the purchasing process, (ii) increased the evaluation time to complete a software purchase, due in part to increased competition and the uncertainty in the application software industry and our viability in particular, and/or (iii) reduced their capital expenditure budgets, thereby restricting their software purchases to well defined current needs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
U.S.A. (Domestic)	$4,447	$5,665	$13,475	$18,376
International	3,230	3,149	9,201	10,962

Total net revenue	$7,677	$8,814	$22,676	$29,338

Our international revenue was 42% of the total revenue or $3.2 million and 36% or $3.1 million for the three months ended September 30, 2003 and 2002, respectively, representing a slight increase of $0.1 million or 3%. For the nine months ended September 30, 2003, our international revenue was 41% of total revenue or $9.2 million and 37% or $11.0 million for the corresponding revenue in 2002, representing a decrease of $1.8 million or 16%.

We expect no future revenue based on the consummation of the sale of substantially all of our assets to Group 1 Software, Inc. on October 1, 2003.

Cost of Revenue

Cost of revenue from license sales consists primarily of royalties, product packaging, shipping, media, and documentation. Our cost of revenue for license sales was $0.6 and $0.3 million for the three months ended September 30, 2003 and 2002, respectively, representing 14% and 7% of license revenue in the respective period. Our cost of revenue for license sales was $1.6 and $1.4 million for the nine months ended September 30, 2003 and 2002, respectively, representing 14% and 11% of license revenue in the respective period. Our cost of license revenue as a percentage of license revenue increased over the same period in prior year primarily due to additional third party royalties in 2003.

Cost of service revenue consists primarily of personnel costs associated with providing software maintenance, technical support, training and consulting services. Our cost of service revenue was $1.2 and $1.7 million for the three months ended September 30, 2003 and 2002, respectively, representing 33% and 41% of service revenue in the respective period. Our cost of service revenue was $4.1 and $6.1 million for the nine months ended September 30, 2003 and 2002, respectively, representing 38% and 44% of service revenue in the respective period. The decline was mainly attributed to a reduction in salary related expenses as a result of our restructuring effort implemented in 2002.

Further, during the nine months ended September 30, 2002, we booked an impairment charge of $1.2 million related to purchase technology that we no longer expected to utilize.

Gross Margin

Gross margins remained constant at 77% for the three months ended September 30, 2003 and 2002. For the nine months ended September 30, 2003, gross margin increased to 75% from 68% for the corresponding period in 2002. The consistency in gross profit percentage for the three month period was a result of our continuous effort to keep cost of revenue in line with the respective revenue generated during the period. The gross margin increase in the nine month periods was primarily due to the $1.2 million impairment charge for the purchased technology that we recognized in 2002.

Operating Expenses (Amount in thousands, percentage in terms of total revenue)

	Three Months Ended				Nine Months Ended
	9/30/03		9/30/02		9/30/03		9/30/02
	Amount	%	Amount	%	Amount	%	Amount	%
Sales and marketing	$3,392	44%	$5,834	66%	$11,330	50%	$19,966	68%
Research and development	2,148	28%	2,581	29%	6,628	29%	9,283	32%
General and administrative	1,710	22%	1,385	16%	4,001	18%	3,948	13%
Stock-based compensation	—	—	—	—	—	—	298	1%
Asset impairments			987	11%			1,001	3%
Restructuring costs	—	—	4,734	54%	(5)	—	4,873	17%

Total operating expenses	$7,250	94%	$15,521	176%	$21,954	97%	$39,369	134%

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs for sales commissions, sales and marketing programs, sales operations, branch sales facilities and distributor’s commissions. Sales and marketing expenses were $3.4 and $5.8 million for the three months ended September 30, 2003 and 2002, respectively, representing 44% and 66% of total revenue in the respective periods. The decline of $2.4 million or 41% was primarily attributable to a $1.5 million decrease in salary and related expenses due to a reduction in headcount from 97 to 67, a $0.5 million reduction in discretionary marketing and travel related expenses and $0.2 million decrease in facility and related expenses due to closing of several sales offices in 2002. For the nine months ended September 30, 2003, the decline of $8.7 million year over year is primarily attributable to a $4.7 million decrease in salary related expenses resulting from headcount reductions, a $1.7 million reduction in discretionary marketing and travel related expense and $1.1 million decrease in facility related expenses.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products and quality assurance testing. Research and development expenses were $2.1 and $2.6 million for the three months ended September 30, 2003 and 2002, respectively, representing 28% and 29% of total revenue in the respective periods. The decline of $0.5 million or 19% was primarily attributable to $0.4 million reduction in salary and related expenses due to a reduction in headcount from 45 to 42. For the nine months ended September 30, 2003, the decline of $2.7 million from the prior year is primarily attributable to a $1.9 million decrease in salary related expenses based in part on headcount reductions.

General and Administrative

General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management as well as legal, accounting and bad debt expenses. General and administrative expenses were $1.7 and $1.4 million for the three months ended September 30, 2003 and 2002, respectively, representing 22% and 16% of total revenue in the respective periods. The increase of $0.3 million or 21% was primarily attributed to an increase of $1.2 million for executive bonuses as a result of change of control provisions in their employment contracts, an increase of $0.2 million in proxy solicitation fees offset by a decrease of $0.4 million in facilities and related expenses and a decrease of $0.7 million in foreign exchange transaction loss. For the nine months ended September 30, 2003, general and administrative expenses remained flat compared to the same period in 2002.

Asset Impairments

For the three and nine months ended September 30, 2002, Sagent incurred impairment charges of $1.0 million, consisting of $0.7 million in goodwill and $0.3 million in reserve on shareholders’ notes due to a decline in fair market value.

Restructuring Costs

During the second quarter of 2002, we implemented a restructuring plan, which was executed during the remainder of 2002. The major element of the restructuring plan was to terminate certain employees; as a result, we had a reduction in force of approximately 36% or 94 employees. The reductions came from all areas of our Company, and the terminations were substantially completed by December 31, 2002. Our Chief Executive Officer and President, our Executive Vice President—Sales, and Chief Marketing Officer stepped down as part of this restructuring. We also proceeded with closing several domestic sales offices and international sales offices in Brazil, Mexico and the Netherlands. In addition, we discontinued our marketing services business due to changes in our strategy. The purpose of the restructuring was to bring operating expenses in line with net revenues with the goal of achieving cash flow breakeven in the future and strategically focus our Company on its core business. The restructuring was substantially completed during 2002.

For the nine months ended September 30, 2002, Sagent incurred $4.9 million in restructuring and related charges, consisting primarily of personnel and facility related costs.

Interest income (expense), net

The increase of $0.2 million in net interest expense for the three months ended September 30, 2003 compared to the same period in 2002 was due primarily to interest expense recognized from the bridge loan financing of $7 million. For the nine months ended September 30, 2003, the net increase of $3.0 million in interest expense consisted of $0.6 million interest expense recognized on the short-term debt, a $1.7 million accretion of the loan discount attributable to the fair value of related warrants and $0.7 million amortization of deferred costs.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, our principal source of liquidity consisted of $6.4 million of unrestricted cash and cash equivalents and $0.1 million restricted cash in the form of a money market account and certificate of deposit. Since inception, we have funded our operations primarily through private sales of equity securities, the use of equipment leases, secured loans and the initial public offering of our common stock in April 1999, not from cash generated by our business.

Net cash provided by investing activities was $1.3 million for the nine months ended September 30, 2003, which primarily was due to $1.5 million sale and collection of former officer and shareholder notes and $0.1 million proceed from sale of property and equipment offset by $0.3 million used to purchase the remaining 47% minority interest in our Asia/Pacific subsidiary. Net cash provided by investing activities was $0.3 million for the nine months ended September 30, 2002, due primarily to $0.4 million collection of notes due from shareholder offset by $0.1 million in purchases equipment.

Net cash used by financing activities was $1.2 million for the nine months ended September 30, 2003 due primarily to the repurchase of warrants and payments of capital lease obligations. Net cash used by financing activities was $1.8 million for the nine months ended September 30, 2002, due primarily to payments of capital lease obligations.

Net cash used in operating activities was $3.3 million and $8.2 million for the nine months ended September 30, 2003 and 2002, respectively. For such periods, net cash used in operating activities was primarily the result of the funding of our ongoing operations.

Accounts receivable decreased by 24% in the third quarter of 2003 compared with December 31, 2002 balance. The decrease was due primarily to reduced revenue and an aggressive collection effort in the third quarter of 2003.

The following is a summary of our future minimum payments under contractual obligations as of September 30, 2003. These commitments have been assumed by Group 1 in connection with the sale of substantially all of our assets.

(amount in millions)	Remainder Of 2003	2004	2005 and thereafter	Total
Short-term debt (see Note 6)	$7.4	$—	$—	$7.4
Capital leases	—	0.1	—	0.1
Operating leases	0.2	0.2	—	0.4
Purchase obligation	0.1	—	—	0.1
Restructuring	—	0.1	—	0.1

Total	$7.7	$0.4	$—	$8.1

We have entered into several agreements to lease facilities in California and several other states as well as in other countries in which we have sales operations. We are also under obligation to pay certain maintenance fees to third party vendors. Purchase obligations relate to our settlement of the commitments with infoUSA pertaining to software maintenance for acquired technology and data renewal contracts. Restructuring consists primarily of personnel and facility related costs for vacated operating leases.

RECENT ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have any ownership in any variable interest entities as of September 30, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own an interest in any variable interest entity.

Accounting for Certain Financial Instruments

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatory redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material effect on our consolidated financial statements.

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

Even though we closed the sale of assets to Group 1 Software, we cannot assure you of the amount, if any, that will be distributed to our stockholders under the plan of liquidation.

Even though the sale of assets to Group 1 is consummated, we cannot assure you that there will be a distribution of any meaningful cash to our stockholders upon our dissolution. $7.4 million of the $17 million purchase price was paid in the form of debt forgiveness. Further, the net amount of $9.6 million in cash ($5.6 million paid in October 2003 and the $4 million retained by Group 1 to secure our indemnification) is subject to reduction, possibly by a substantial amount, to account for changes in value of the transferred assets and assumed liabilities prior to closing.

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

We have transferred from the Nasdaq SmallCap Market to the Nasdaq Over-the-Counter Bulletin Board.

In August 2002, we received a notification from The Nasdaq Stock Market that we are out of compliance with the minimum bid price requirement of $1.00 per share set forth in Marketplace Rule 4450(a)(5). Therefore, our common stock is subject to delisting from The Nasdaq National Market. We determined to transition to the Nasdaq SmallCap Market, which would extend the period for which we would be able to regain compliance with the minimum price requirement. In September 2002, Nasdaq informed us that it has approved our application to list our common stock on the Nasdaq SmallCap Market. In November 2002, Nasdaq notified us that we met the initial listing criteria for the SmallCap Market, other than minimum bid price, and that we have until May 6, 2003 to regain compliance with the minimum bid price requirement. On May 7, 2003, Nasdaq notified us that we had until August 4, 2003 to regain compliance. The extension was granted due to our qualification with the $5 million stockholders’ equity requirement under Marketplace rule 4310(c)(2)(A) as reflected in our balance sheet as of December 31, 2003. On July 3, 2003, our common stock was delisted from the NASDAQ as a result of deficiencies relating to the listing standards for stockholders’ equity requirement of $2.5 million as reflected in our balance sheet as of March 31, 2003.

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

INTEREST RATE RISK

Our exposure to market risk related to changes in interest rates is primarily due to our highly liquid investments. We do not use derivative financial instruments. The primarily objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of highly liquid investments and certificate of deposits. Due to the nature of our investments, we believe that there is no material interest rate risk exposure. All investments are carried at cost, which approximates market value. At September 30, 2003 and December 31, 2002, we had $6.4 million and $9.7 million, respectively, in cash and cash equivalents.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Accounting Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities. None

Item 3. Defaults upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

A Special Meeting of Shareholders was held on July 15, July 22 and July 28, 2003, however a quorum was not present on any of the dates.

A Special Meeting of Shareholders was held on September 30, 2003 where a majority of the stockholders voted to approve the following three proposals:

1.	To approve the proposed sale of all of the Sagent’s operating assets to Group 1 Software, Inc. described in more detail in the proxy statement.

2.	To approve the Plan of Complete Liquidation and Dissolution of Sagent Technology, Inc.

3.	Following the consummation of the asset sale in Proposal 1, to amend Sagent’s Amended and Restated Certificate of Incorporation to remove the name “Sagent”.

As of September 30, 2003, we had 47,109,843 shares of Common Stock issued and outstanding. There were present at the Meeting in person or by proxy, the holders of 27,763,964 shares of Common Stock of the Company, representing 58.93% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote.

The following is a record of the votes cast at the Meeting:

	FOR	AGAINST	ABSTAIN
Proposal 1	26,541,153	1,043,558	179,283
Proposal 2	26,343,090	1,237,911	182,963
Proposal 3	26,511,576	1,026,572	225,816

Item 5. Other Information. Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

THE EXHIBITS LISTED IN THE ACCOMPANYING INDEX TO EXHIBITS ARE INCORPORATED BY REFERENCE AS PART OF THIS FORM 10-Q.

(b) Reports on Form 8-K

On August 18, 2003, we furnished a Form 8-K to report that we issued a press release reporting the second quarter 2003 financial results.

On October 7, 2003, we filed a Form 8-K to report that we issued a press release reporting that we closed the Asset Purchase Agreement with Group 1.

On October 15, 2003, we filed a Form 8-K to report that we closed the Asset Purchase Agreement with Group 1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SAGENT TECHNOLOGY, INC.

/s/ Andre Boisvert
Andre M. Boisvert President and Chief Executive Officer

Dated: November 14, 2003

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