Form 10-K
period 2003-12-31
SAGENT TECHNOLOGY INC
filed 2004-03-30
CIK 1058425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-25315

SAGENT TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3225290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. BOX BD, Los Altos, CA 94023

(Address of principal executive offices including zip code)

(650) 599-5846

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

The aggregate market value of the voting stock held by non-affiliates based on closing sales price of the registrant’s common stock as reported on The Over The Counter Bulletin Board as of March 24, 2004, was approximately $4.7 million.

As of March 24, 2004, 47,109,843 shares of common stock issued and outstanding.

SAGENT TECHNOLOGY, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2003

“Sagent,” “Sagent Solution,” “Sagent Data Load Server,” and “Sagent Data Access Server,” are former trademarks, trade names or service marks of Sagent Technology, Inc. (“Sagent”) which were sold to Group 1 Software, Inc. as described under Item 1, Business. This annual report also contains trademarks, trade names and service marks of companies other than those formerly owned by Sagent, and these trademarks, trade names and service marks are the property of their respective holders.

PART I

This annual report contains forward-looking statements based on the current beliefs of our management as well as assumptions made by and information currently available to our management, including statements related to the timing and amounts of the liquidation of remaining assets and expectations regarding the winding up of business and operations and dissolution. You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “believe,” “estimate” and other similar expressions. These forward-looking statements involve risks and uncertainties, including those described in the section entitled “Risk Factors” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results and represent our expectations only as of the date they are made.

Item 1. Business

Introduction

Sagent Technology, Inc., a Delaware corporation, is engaged in the process of orderly liquidation of its remaining assets, the winding up of its business and operations, and the dissolution of the Company.

On April 15, 2003, we entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of our assets to Group 1 Software, Inc. (“Group 1”).

On October 1, 2003 (the “close date”), the asset sale contemplated by the Asset Purchase Agreement was consummated. In exchange for the assets sold, including all intellectual property, accounts receivable, cash on hand, certain contracts, property and equipment and other designated assets, and the assumption of specified liabilities, the Company received $13.0 million in the form of $5.6 million in cash and the assumption of $7.4 million in secured loans and accrued interest payable to Group 1 under the bridge loan. On September 30, 2003, our stockholders adopted a plan of dissolution, which includes the change of our corporate name to S Wind-Up Corporation within 180 days of the close date. Most employees of the Company accepted employment with Group 1. On March 15, 2004, Group 1 agreed to extend the date for our name change to April 15, 2004. Two executives will remain through April 15, 2004 to manage the Company’s wind down, liquidation and the first estimated distribution to the stockholders. On April 16, 2004, we will hold a final board meeting. We expect to retain a trailing director and accounting agent to manage the remaining wind down and liquidation process until early 2005, at which time a trustee will be retained to manage the remaining dissolution process.

Under the terms of the Asset Purchase Agreement, Sagent retained approximate $1.5 million in cash, certain other assets and liabilities for outstanding litigation and approximately $1.2 million of accrued compensation payable to key officers. In addition, pursuant to the terms of the Asset Purchase Agreement, Group 1 withheld $4.0 million of the purchase price pending final resolution of the net book value of assets and liabilities acquired and appropriate indemnification claims (the “purchase price adjustment”), which was finalized at $2.0 million, resulting in an adjusted purchase price of $15.0 million. On March 10, 2004, we received $1.6 million of the final $2.0 million of cash proceeds; the remaining $0.4 million in cash is being withheld for potential contingency claims and is expected to be released in the second quarter of 2004.

The asset sale resulted from a process that began in 2002, when we determined that an asset sale was in the best interest of our stockholders. That process involved consideration of various alternatives to finance the Company or sell our business. On April 14, 2003, the Board of Directors voted to approve a plan of dissolution subject to the completion of the asset sale to Group 1 and stockholder approval. On April 15, 2003, we entered into an agreement to sell substantially all of our assets to Group 1.

We held a special meeting of our stockholders on July 15, 2003, to approve the proposed asset sale and plan of dissolution. A quorum of stockholders was not present when the meeting was first convened on July 15, 2003, so we adjourned the meeting to July 21 and again to July 28, and each time failed to obtain a quorum. We reconvened the meeting on September 30, 2003 and at that time a quorum of the shares of common stock was present. At that meeting, our stockholders approved the proposals included in the proxy statement, including the asset sale, plan of dissolution and the change of our corporate name to S Windup Corporation. On that same day, we closed the asset purchase agreement.

Since that date, we have begun the process of the orderly liquidation of our remaining assets, the winding up of the business, and the dissolution of Sagent. This process is being managed by our two remaining executives under the direction of our Board of Directors. This process involves the sale and disposition of assets that were not acquired by Group 1, the settlement of liabilities and other claims that were not assumed by Group 1, and the distribution of any remaining assets to our stockholders.

On February 26, 2004, our board of directors approved an initial distribution of $0.10 for each share of stock held as of the record date of March 31, 2004 pursuant to the Plan of Liquidation and Dissolution approved by the stockholders on September 30, 2003.

Following the closing of the asset sale, our primary asset has been cash. As of December 31, 2003, we have used approximately $0.7 million since the close date to satisfy liabilities and wind-up expenses and we expect to provide a cash reserve for potential future liabilities and expenses. The cash reserve is expected to be approximately $0.7 million.

Business Operations Prior to the Asset Sale

Prior to closing the asset sale to Group 1, we developed, marketed, and supported software products and services that helped businesses collect, analyze, understand, and act on customer and operational information both in batch and in real-time. Our software products and services provided a way for an organization’s employees, customers, and partners to use the Internet to examine the internal data they already have and to supplement that data with external, value-added information such as demographic, geographic, or other content and data feeds. We operated as a single business unit. While we no longer have active business operations, the following description of our business operations prior to the asset sale is provided to aid our reader’s understanding of our historical financial statements.

Our products fell into two major categories: software products which customers used to collect, analyze and report on data, which we refer to as the Sagent Solution products, and software products which customers used to supplement and enhance data in ways meaningful to their business model, or Centrus products. Sales of our products were generated primarily through our direct sales team and indirect sales channels such as Value Added Resellers. Our products were primarily off the shelf products which did not require customization specific to customer needs.

Sagent’s Products and Services

Prior to the closing of the asset sale to Group 1, we sold the Sagent Solution, Sagent Solution Components, Centrus and software maintenance and technical support.

Sagent Solution

Over the last seven years, most of our revenue came from the sales of our Solution product and its components. The Solution offered a complete, open and high-performance software infrastructure that allowed companies to aggressively develop custom analytic solutions that yield insight into their customers and business operations. Our Solution’s key components integrated with a growing number of data integration and information delivery tools from 3rd-party providers and us.

Sagent Solution Components

Our Sagent Data Flow Server was a multi-user application server that processed disparate sources of data and prepared it for use within analytical applications. When it was bundled with the foundation library, the Data Flow Server was sold as the Sagent Data Load Server and was used for extraction, transformation and loading (ETL). When it was bundled with the display library or Sagent Open Link, the Data Flow Server was sold as the Sagent Access Server and was used for enterprise information integration (EII) and to prepare information for use within reporting and analysis tools

We also offered other components, such as libraries which were used by customers to solve a broad variety of data integration and data analysis problems however these products did not account for a significant percentage of total revenue for the period from January 1, 2003 through September 30, 2003.

Centrus

In December 1999 we introduced Centrus via our acquisition of Qualitative Marketing Software, Inc. (QMS). Centrus provided tools for address-level geographic analysis, real-time customer matching, and name and address data-quality functions.

Services

To complement our product offering, we also offered professional consulting and training services to help customers achieve fast and full value from their implementation of the Sagent Solution or Centrus products.

Research and Development

Through the date of the asset sale to Group 1, we developed our Sagent Solution products in our Mountain View, California headquarter office and our Centrus products in our Denver, Colorado facilities.

Sales and Marketing

During the fiscal year ended December 31, 2002 and the period from January 1, 2003 through September 30, 2003, our sales and marketing efforts were primarily focused on expansion of business with existing customers and our indirect sales channels. During that time, our customers’ and potential customers’ purchasing decisions were impacted by, among other factors: (i) concerns about our viability, (ii) the overall weakness in the global economy, (iii) continued reductions in capital expenditures, and (iv) uncertainties in the application software industry as a result of speculation of further consolidation within the industry.

Customers

Through the date of the asset sale to Group 1, we had more than 1,500 customers throughout the world and across such diverse industries as insurance, financial services, retail, e-commerce, healthcare and telecommunications. The following were several of our larger customers: Advent Software, Inc., BKK, California Department of Justice, Department of the Army, Direct TV, Echosphere Communications, First Republic Bank, Fujitsu (Japan), Guinness, INTEC, ISID, Ltd., Iteration Software, Kawatetsu Systems, Inc., Mapquest.com, Markel (Terra Nova), Nationwide (UK), NEC Corporation, Nihon Unisys, Ltd, Schwan’s Technology Group, and Sharp Electronics Corporation.

Through the date of the asset sale to Group 1, we had no single customer during 2003 that accounted for 10% or more of our total 2003 revenues.

Competition

We considered vendors such as Informatica Corp., Brio Software, Inc., Business Objects SA, Cognos, Inc., Hummingbird, Ltd., Informatica Corp., Ascential Software Corp., Business Objects SA, and Mapinfo Corp. to be our largest competitors.

Intellectual Property

We do not have any patents at this time. On October 1, 2003, we assigned seven active patents to Group 1 Software.

Employees

We have two employees as of December 31, 2003, both of whom work from home offices.

Available Information

We have no principal office. Our website home page is located at www.swindup.com; however, the information in, or that can be accessed through our website is not part of this report. Our mailing address is P.O. Box BD, Los Altos, CA 94023. Our telephone number is (650) 599-5846.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of this website is not incorporated into this filing. Further, the Company’s references to the URL for this website is intended to be an inactive textual reference only.

Item 2. Properties

We have no properties as of December 31, 2003.

Item 3. Legal Proceedings

From time to time, we have been subject to litigation including the pending litigation described below. Because of the uncertainties related to both the amount and range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess its potential liability and revise our estimates. Pending or future litigation could be costly, and could upon resolution, have a material adverse affect on any estimated distribution to stockholders.

In addition, we are engaged in certain legal and administrative proceedings incidental to the liquidation of our remaining assets, the winding up of the business, and the dissolution of Sagent and believe that these matters will not have a material adverse effect on our financial position, result of operations or cash flow.

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

On November 17, 2000, a derivative lawsuit was filed by a purported Company shareholder in the Superior Court of California for the County of San Mateo (the “Fanucci Complaint”). On February 9, 2001, a second derivative lawsuit was filed in the Superior Court of California for the County of Santa Clara (the “Hu Complaint”). The parties have settled those lawsuits. As part of the settlements, we agreed to adopt certain corporate governance provisions and to pay $200,000 in attorneys’ fees and expenses to derivative plaintiffs’ counsel; the payment was funded by our director’s and officers’ insurance carrier. The Superior Court issued a final order approving the settlements and dismissing the case with prejudice on August 5, 2003.

In October 2001, infoUSA, Inc. filed a complaint against us in the District Court of Douglas County, Nebraska, seeking amounts infoUSA claims were owed under a license agreement between Sagent and infoUSA. The parties entered into a Settlement and Mutual Release Agreement effective January 20, 2003. The Settlement Agreement called for us to pay $700,000 to infoUSA in full settlement of all claims, at which time the lawsuit will be dismissed. In accordance with the agreement, we paid $150,000 in January 2003, $137,000 in April, June and September 2003, respectively, and the remaining $138,000 was paid in the fourth quarter of 2003.

In November and December 2001, several class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of purchasers of our stock between May 11, 2001 and November 28, 2001. The complaints alleged that we and certain of our officers and directors violated the Securities Exchange Act of 1934 in connection with our restatement of our condensed consolidated financial statements for the first and second quarters of 2001, resulting from a fraud scheme perpetrated on us by a former employee who falsely claimed to have made sales of our products to the federal government. A consolidated complaint was filed in April 2002, and on September 11, 2002, the court dismissed the complaint with leave to amend. Thereafter, on October 16, 2002, the plaintiffs filed a notice of their intent to stand on the complaint, without further amendment. On July 18, 2003, upon the defendants’ unopposed motion, the Court issued a judgment on the merits against plaintiffs, and in favor of the Company and the officer and director defendants.

Following its investigation of the circumstances that lead to the restatement of our financial statements for the first and second quarters of 2001, and the revision of our condensed consolidated financial statements for the third quarter of 2001 we entered the Department of Defense’s (“DOD”) Voluntary Disclosure Program. On June 7, 2002, we filed with the DOD a report of our investigation which revealed that a single non-officer employee was solely responsible for submitting false documents to us which purportedly showed that we had entered into contracts with the federal government, and that we had unwittingly submitted requests for payment to U.S. government agencies not knowing that the employee had fabricated those contracts in order to defraud us of various payments and benefits including commission payments.

Beginning in February 2002, three derivative lawsuits were filed by purported Company shareholders in the United States District Court for the Northern District of California. The complaints named certain of our present and former officers and directors as defendants. The complaints alleged that the defendants breached their fiduciary duties to us through the dissemination of allegedly misleading and inaccurate information. The plaintiffs filed a consolidated complaint on August 26, 2002. The defendants moved to dismiss that complaint on October 10, 2002. On August 15, 2003, the Court dismissed the complaints with leave to amend and denied motions to stay the actions without prejudice. The parties have since stipulated to dismiss all of the complaints.

In March 2002, we filed suit against MICROS Systems, Inc. (“MICROS”) in Santa Clara County California alleging that MICROS had breached a contract to purchase from us certain software and a related service agreement. On August 5, 2003, the US District Court for the State of Maryland granted Sagent’s motion for summary judgment in the amount of $112,000 plus pre-judgment interest in the amount of $11,000. We received $123,000 in September 2003.

In early 2000, we entered into a software license agreement with Mountain Energy Corporation (“MEC”). MEC filed for bankruptcy in October 2000. Subsequently, the MEC bankruptcy trustee filed a complaint against us to avoid and recover certain preferential transfers. The parties entered into a Settlement Agreement and Release Agreement effective October 29, 2003. The Settlement Agreement called for us to pay $325,000 in full settlement of all claims, payable within 10 days after the Court approved the claim as final and non-appealable at which time the Complaint was dismissed with prejudice. The $325,000 was paid in full in the fourth quarter of 2003.

In late 1999, we entered into a software license agreement with Convergent Communications Services, Inc. (“CCS”). CCS filed for bankruptcy in April 19, 2001. Subsequently, the CCS bankruptcy trustee filed a complaint against us to avoid and recover certain preferential transfers. The parties entered into a Settlement Agreement effective October 28, 2003. The Settlement Agreement called for us to pay $50,000 in full settlement of all claims. The $50,000 was paid on October 28, 2003. The parties signed and filed with the court a Stipulated Motion to Dismiss the Adversary Proceeding with Prejudice on November 14, 2003.

In January 2004, Consolidated Freightways Corp. trustee filed a complaint against us to avoid and recover certain preferential transfers. Payments totaling $11,829 have been included in the complaint.

On January 28, 2004, plaintiff Comparion, Inc. (“Comparion”) filed a Complaint against Arthur N. Alderson (“Alderson”), us, and Group 1 Software, Inc. (“Group 1”) that asserted claims for breach of fiduciary duty, conversion, “fraudulent agreement,” “fraudulent bank transfer,” “fraud in contracting,” “computer forgery” in violation of O.C.G.A. § 16-9-93(d), “computer theft” in violation of O.C.G.A. § 16-9-93(a)(3), tortious interference with business relations, tortious interference with contract, breach of contract and three claims based on alleged violations of Georgia’s civil “RICO” statute (O.C.G.A. § 16-14-4(a), O.C.G.A. § 16-14-4(b), and O.C.G.A. § 16-14-4(c)). Plaintiff’s allegations did not describe which of the claims were directly specifically to Sagent.

On February 5, 2004, plaintiff Comparion, through its counsel, granted an extension of time, through and including March 22, 2004, for Sagent to answer or otherwise respond to the Complaint.

On February 16, 2004, Sagent, through its litigation counsel, directed formal notice to plaintiff Comparion and its attorney that, unless the claims were withdrawn voluntarily and in full, Sagent, pursuant to Georgia’s “abusive litigation” statute, O.C.G.A. § 51-7-84, would seek to recover its attorneys’ fees and expenses incurred in defending the suit. On February 19, 2004, Sagent and Comparion agreed in principle to a settlement that would involve plaintiff’s dismissal with prejudice of the claims against Sagent and the execution of mutual and general releases by and between Sagent and Comparion. As of March 25, 2004, Comparion, Sagent and Group 1 have agreed to the final terms of a Tri-Party Settlement Agreement and Release which only requires signature as of this date. The Tri-Party Settlement Agreement and Release requires the plaintiff to file a Voluntary Order Of Dismissal With Prejudice within five business days after execution of the Tri-Party Settlement Agreement.

Item 4. Submission of Matters to a Vote of Security Holders

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed for trading on the over the counter bulletin board under the symbol “SGNT.OB.” The following table lists the high and low closing sales prices of our common stock for the periods indicated.

	High	Low
Year Ended December 31, 2003:
Fourth Quarter	$0.14	$0.12
Third Quarter	$0.13	$0.08
Second Quarter	$0.29	$0.10
First Quarter	$0.30	$0.08
Year Ended December 31, 2002:
Fourth Quarter	$0.45	$0.10
Third Quarter	$0.85	$0.07
Second Quarter	$1.05	$0.60
First Quarter	$1.43	$0.80

At March 24, 2004, there were approximately 220 stockholders of record of our common stock, and the last reported sales price of our common stock was $0.10. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders requested by these record holders.

We have never declared or paid cash dividends on our common stock. Our Board of Directors presently intends to use our assets and any future earnings first to satisfy or provide for the satisfaction of our liabilities, with the balance to be distributed to our stockholders in one or more distributions through the date of final dissolution of the company. The declaration of any such distributions in the future would be subject to the discretion of the Board of Directors, which may consider such factors as our financial condition, contingent liabilities and expenses, and any contractual or other legal restrictions.

Item 6. Selected Financial Data

The following selected consolidated annual and quarterly financial data are qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements, including the Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report.

Upon the sale of substantially all of our operating assets to Group 1 on October 1, 2003, most of our employees resigned and accepted employment with Group 1 and we ceased operations. There are currently two remaining executives employed. Accordingly, a comparison of the selected financial data for the period from January 1, 2003 through September 30, 2003 should take into account the fact that the Company ceased its operations nine months after the beginning of the fiscal year ended December 31, 2002.

	Selected Financial Data
	Period from January 1, 2003 to September 30, 2003	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000	Year ended December 31, 1999
	(in thousands, except per share data)
Revenue	$22,676	$37,864	$47,418	$58,188	$48,001
Net loss	$(8,520)	$(22,185)	$(40,263)	$(23,704)	$(12,092)
Net loss per common share:
Basic and diluted	$(0.18)	$(0.48)	$(1.02)	$(0.82)	$(0.55)

	At December 31, 2002	At December 31, 2001	At December 31, 2000	At December 31, 1999
	(in thousands)
Total assets	$31,260	$49,786	$46,087	$66,704
Long-term obligations	$5,427	$1,554	$895	$1,491
Accumulated deficit	$(129,389)	$(107,204)	$(66,941)	$(43,237)
Total stockholder’s equity	$6,389	$24,853	$26,665	$43,374

	Selected Quarterly Financial Data Three Months Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
2003:
Revenue	$—	$7,677	$7,578	$7,421
Gross profit	$—	$5,919	$5,569	$1,962
Net loss before income taxes	$—	$(1,743)	$(1,908)	$(4,456)
Net loss	$—	$(1,825)	$(2,068)	$(4,627)
Net loss per common share:
Basic and Diluted	$—	$(0.04)	$(0.04)	$(0.10)
2002:
Revenue	$8,526	$8,814	$9,241	$11,283
Gross profit	$6,429	$6,777	$5,520	$8,334
Net loss before income taxes	$(2,677)	$(9,005)	$(6,379)	$(3,579)
Net loss	$(2,792)	$(9,116)	$(6,554)	$(3,723)
Net loss per common share:
Basic and Diluted	$(0.06)	$(0.20)	$(0.14)	$(0.08)

December 31, 2003 (in thousands)
Net assets in liquidation:
Cash and cash equivalents	$6,065
Total assets	$7,767
Total liabilities	$2,427
Net assets in liquidation	$5,340

On October 1, 2003, we completed the sale of substantially all of our operating assets to Group 1 and ceased preparing our financial statements on a going concern basis in accordance with accounting principles generally accepted in the United States of America. Changes in our net assets in liquidation since October 1, 2003 are as follows (in thousands):

Period from October 1, 2003 to December 31, 2003 (in thousands)
Net increase in net assets in liquidation:	$18
Net assets in liquidation, October 1, 2003	$5,322
Net assets in liquidation, December 31, 2003	$5,340

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally preceded by words that imply a future state such as “expected” or “anticipated” or imply that a particular future event or events will occur such as “will.” Investors are cautioned that all forward-looking statements involve risks and uncertainties, and that actual results could be materially different from those discussed in this report. The section below entitled “Risk Factors” and similar discussions in our other SEC reports filed with the SEC discuss some of the important risk factors that may affect our business, results of operations and financial condition. Copies of our reports filed with the SEC are available on the SEC’s website at www.sec.gov.

Upon the sale of substantially all of our operating assets to Group 1 on October 1, 2003, most of our employees resigned and accepted employment with Group 1 and we ceased operations. We cannot list here all of the risks and uncertainties that could cause our actual future financial results to differ materially from our present expectations or projections regarding estimated distribution to stockholders but we can identify many of them. For example, our future results could be affected by the cost of satisfying currently known liabilities, the need to satisfy unanticipated liabilities that might arise in the future, the expenses of dissolving and winding up the Company, and the price at which Sagent stock may be held or sold. It is important to remember that forward-looking statements speak only as of the date when they are made and we do not promise that we will publicly update or revise those statements whenever conditions change or future events occur. Accordingly we do not recommend that any person seeking to evaluate our Company should place undue reliance on any forward-looking statements in this report.

The following discussion and analysis should be read in conjunction with the selected financial data in Item 6 and our financial statements and the notes in Item 8.

Critical Accounting Policies and Estimates

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

We derived our revenue from license fees for software products and fees for services relating to the software products, including consulting, training, software and data updates, technical support and real-time marketing services over the Internet.

We recognized revenue in accordance with Statement of Position 97-2 Software Revenue Recognition (SOP 97-2), as amended by SOP 98-4 and 98-9 and generally recognized revenue when all of the following criteria are met: 1) persuasive evidence of an arrangement existed, 2) delivery had occurred, 3) the fee was fixed or determinable, and 4) collectability was probable.

Valuation of long-lived assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective in 2002. Upon adoption of SFAS No. 142, we ceased to amortize any goodwill starting January 1, 2002. In lieu of amortization, we were required to perform impairment reviews of our goodwill. We assessed the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Valuation allowances

We maintained allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Such allowances were based on historical bad debt, customer credit-worthiness, the current business environment, historical experience with the customer and the aging of the accounts receivable. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable. In addition, we maintained a general reserve for invoices without specific reserves by applying a percentage based on the age category.

Contingent Liabilities

Our estimated range of liability related to some of the historical litigation had been based on claims for which we could reasonably estimate the amount and range of loss (as discussed in Item 3. Legal Proceedings). Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our financial position.

Accrued Costs of Liquidation and Effects of Change to Liquidation Basis

Pursuant to the plan of dissolution, which was approved by stockholders on September 30, 2003, we plan to file Articles of dissolution with the Secretary of State of the State of Delaware by April 15, 2004. Since October 1, 2003, our operations have been limited to winding-up our business and affairs, selling our remaining assets and discharging our known liabilities. We plan to distribute any remaining assets to our stockholders, all in accordance with the plan of dissolution. As a result, we changed our basis of accounting to the liquidation basis as of October 1, 2003. The accompanying statements of operations, stockholders’ equity and cash flows for the period from January 1, 2003 to September 30, 2003 and for each of the years in the two-year period ended December 31, 2002 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course of business. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. Upon changing to the liquidation basis of accounting, we recorded a $8.0 million increase to net assets. Included in the adjustment to net assets recorded in connection with the change from the going-concern to the liquidation basis of accounting, we recorded $1.9 million of accrued costs of liquidation representing the estimate of the costs to be incurred during dissolution; however actual costs could vary from those estimates. Distributions ultimately made to stockholders upon liquidation will differ from the “net assets in liquidation” recorded in the accompanying Statement of Net Assets in Liquidation as a result of future operations, the sale proceeds ultimately received by us and adjustments, if any, to estimated costs of liquidation.

At December 31, 2003, the following represents the estimated costs of liquidation (in thousands):

Officer compensation and benefits	$389
Legal, audit and tax services	$581
Other estimated costs of liquidation	$310

Total	$1,280

Results of operations for the period January 1, 2003 to September 30, 2003 and fiscal years ended December 31, 2002 and 2001

The following table sets forth certain data from our consolidated statements of operations as a percentage of total revenue. The information contained in the table below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report. On October 1, 2003, we completed the sale of our operating assets to Group 1 and ceased preparing our financial statements on a going concern basis under generally accepted accounting principles. Accordingly, results of operations are not comparable to the year ended December 31, 2002. Results of operations do not reflect adjustments recorded upon the change to the liquidation basis of accounting.

	Period from January 1, 2003 to September 30, 2003		Year ended December 31, 2002		Year ended December 31, 2001
	(in thousands)
Revenue:
License	$11,984	53%	$19,843	52%	$25,804	54%
Service	10,692	47	18,021	48	21,614	46

Total net revenue	22,676	100	37,864	100	47,418	100

Cost of revenue:
License	1,624	7	1,810	5	3,855	8
Service	4,071	18	7,754	20	10,497	22
Impairment of licensed technology	—	—	1,240	3	1,887	4

Total cost of revenue	5,695	25	10,804	28	16,239	34

Gross profit	16,981	75	27,060	72	31,179	66

Operating expenses:
Sales and marketing	11,330	50	24,505	65	37,413	79
Research and development	6,628	29	11,719	31	13,560	29
General and administrative	4,001	18	5,698	15	13,451	29
Stock-based compensation	—	—	298	1	844	2
Amortization of goodwill	—	—	—	—	2,439	5
Asset impairment	—	—	1,066	3	3,429	7
Restructuring and related charges	(5)	—	4,606	12	683	1

Total operating expenses	21,954	97	47,892	127	71,819	152

Loss from operations	$(4,973)	(22)	$(20,832)	(55)	(40,640)	(86)
Interest income	59	—	237	1	623	1
Interest (expense)	(3,053)	(13)	(436)	(1)	(540)	(1)
Other income (expense), net	(140)	(1)	(609)	(2)	808	2

Loss before income taxes	(8,107)	36	$(21,640)	(57)	(39,749)	(84)
Income tax expense	413	2	545	1	514	1

Net loss	$(8,520)	38%	$(22,185)	(58)%	$(40,263)	(85)%

Revenue

Our total revenue is made up of license revenue and services revenue. Our total revenue was $22.7 million for the period from January 1, 2003 to September 30, 2003, and $37.9, and $47.4 million, for the years ended December 31, 2002 and 2001, respectively, representing a decrease of 40% or $15.1 million from 2002 to 2003 and a decrease of 20% or $9.5 million from 2001 to 2002. The decrease in revenue in the past two years was primarily due to our customers’ and potential customers’ purchasing decisions being impacted by, among other factors: (i) concerns about our viability, (ii) the overall weakness in the global economy, (iii) continued reductions in capital expenditures and (iv) uncertainties in the application software industry as a result of speculation of further consolidation within the industry. The signing of the Asset Purchase Agreement on April 15, 2003 resulted in no revenue after September 30, 2003.

License revenue was $12.0 million for the period from January 1, 2003 to September 30, 2003 and $19.8, and $25.8 million for the years ended December 31, 2002 and 2001, respectively, representing a decrease of 40% or $7.9 million from 2002 to 2003 and a decrease of 23% or $6.0 million from 2001 to 2002. The decline was mainly attributed to a reduction in the number and the size of the deals closed in 2003 due to customers concerns about our viability. During the first quarter of 2003, the call of our loan by CDC Software increased customer concerns about our viability. The signing of the Asset Purchase Agreement on April 15, 2003 resulted in no license revenue after September 30, 2003.

Service revenue was $10.7 million for the period from January 1, 2003 to September 30, 2003 and $18.0, and $21.6 million for the years ended December 31, 2002, and 2001, respectively, representing a decrease of 41% or $7.3 million from 2002 to 2003 and a decrease of 17% or $3.6 million from 2001 to 2002. The signing of the Asset Purchase Agreement on April 15, 2003 resulted in no service revenue after September 30, 2003.

	For the period from January 1, 2003 to September 30, 2003	Year ended December 31, 2002	Year ended December 31, 2001
	(in thousands)
Service:
Maintenance	$8,227	$11,294	$10,367
Professional services	2,465	6,727	11,247

Total service revenue	$10,692	$18,021	$21,614

Maintenance revenue was $8.2 million for the period January 1, 2003 to September 30, 2003 and $11.3, and $10.4 million for the years ended December 31, 2002, and 2001, respectively, representing a decrease of 27% or $3.1 million from 2002 to 2003 and an increase of 9% or $0.9 million from 2001 to 2002. The signing of the Asset Purchase Agreement on April 15, 2003 resulted in no maintenance revenue after September 30, 2003.

Professional services revenue was $2.5 million for the period January 1, 2003 to September 30, 2003 and $6.7, and $11.2 million for the years ended December 31, 2002, and 2001 respectively, representing a decrease of 63% or $4.3 million from 2002 to 2003 and a decrease of 40% or $4.5 million from 2001 to 2002. Decreases in professional services revenue in 2003 from 2002 were due primarily to declines in new license revenue as a result of increased customer concerns about viability. The signing of the Asset Purchase Agreement on April 15, 2003 resulted in no professional service revenue after September 30, 2003.

	For the period from January 1, 2003 to September 30, 2003	Year ended December 31, 2002	Year ended December 31, 2001
	(in thousands)
Revenue:
U.S.A (Domestic)	$15,908	$23,441	$33,946
International	6,768	14,423	13,472

Total net revenue	$22,676	$37,864	$47,418

Our international revenue was 30% of total revenue or $6.8 million for the period January 1, 2003 to September 30, 2003 and 38% or $14.4 million and 28% or $13.5 million of our total revenue for the years ended December 31, 2002 and 2001, respectively, representing a decrease of $7.6 million or 53% from 2002 to 2003 and increases of $0.9 million or 7% from 2001 to 2002.

Cost of Revenue

Cost of revenue from license sales consisted primarily of development costs, royalties, product packaging, shipping, media and documentation. Our cost of revenue from license sales was $1.6 million for the period January 1, 2003 to September 30, 2003 and $1.8, and $3.9 million for the years ended December 31, 2002, and 2001, respectively, representing 14%, 9%, and 15% of license revenue in the respective periods. The decrease from 2002 to the nine months in 2003 was primarily due to a decrease in fees paid to third parties for royalties as a result of fewer license deals and the signing of the Asset Purchase Agreement on April 15, 2003. The decrease from 2001 to 2002 was primarily due to reductions in headcount, and increased efficiencies in packaging, shipping, media and documentation expense as we have been providing our customers with soft copy documentation since early in 2002.

Cost of service consists primarily of personnel costs associated with providing software maintenance, technical support, training and consulting services. Cost of service was $4.1 million for the period January 1, 2003 to September 30, 2003 and $7.8, and $10.5 million for the years ended December 31, 2002, and 2001, respectively, representing 38%, 43%, and 49% of services revenue in the respective periods. The percentage decreases from 2002 to 2003 were mainly attributed to reductions in headcount year over year. The percentage decreases from 2001 to 2002 were mainly attributed to the outsourcing of data processing services and a reduction in salary related expenses during 2002.

We also incurred licensed technology impairments of $1.2 and $1.9 million in 2002 and 2001, respectively, which are included in cost of revenue, as such licensed technology was no longer expected to be utilized in our future product sales. No technology impairments were incurred in 2003.

Gross Profit

Gross profit was $17.0 million for the period January 1, 2003 to September 30, 2003 and $27.1 and $31.2 million for the years ended December 31, 2002 and 2001, respectively, representing 75%, 72% and 66% of total revenue in the respective periods. The gross profit percentage in any period can be affected significantly by volume and price concessions. The percentage increase from 2002 to 2003 and from 2001 to 2002 was mainly attributed to a higher percentage of license revenue with lower discounts.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel, commissions, travel, sales and marketing programs, and branch sales facilities. Sales and marketing expenses were $11.3 million for the period January 1, 2003 to September 30, 2003 and $24.5 and $37.4 million for the years ended December 31, 2002 and 2001, respectively, representing 50%, 65% and 79% of total revenue in the respective periods. The decline of $13.2 million or 54% from 2002 to 2003 was primarily attributable to a $11.5 million decrease in salary related expense due to our closing several domestic sales offices and international sales offices in Brazil, Mexico and the Netherlands as part of restructuring during 2002 and $0.6 million related to the discontinuation of our marketing services business in 2002 due to changes in our strategy. The signing of the Asset Purchase Agreement on April 15, 2003 also contributed to the decline in sales and marketing expenses in 2003. The decrease of $12.9 million or 34% from 2001 to 2002 resulted from a $8.9 million decrease in salary related expenses due to a reduction in headcount from 145 to 79, a $1.5 million decrease in marketing related programs, a $1.5 million decrease in facility and sales office expenses due to closing of several sales offices in 2001 and 2002, and a $0.8 million decrease in travel related expenses.

Research and Development

Research and development expenses consist primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance, testing and facilities. Research and development expenses were $6.6 million for the period January 1, 2003 to September 30, 2003 and $11.7 and $13.6 million for the years ended December 31, 2002 and 2001, respectively, representing 29%, 31% and 29% of total revenue in the respective periods. The decline of $5.1 million or 43% from 2002 to 2003 was mainly attributable to the full year impact of the reduction headcount in 2002 and the signing of the Asset Purchase Agreement on April 15, 2003. The decline of $1.9 million or 14% from 2001 to 2002 was mainly attributable to $1.7 million reduction in salary and related expenses due to a reduction in headcount from 73 in 2001 to 46 in 2002, a decrease of 27 or 37% year over year.

General and Administrative

General and administrative expenses consist primarily of personnel costs for finance, human resources, information systems and general management as well as legal, accounting and bad debt expenses. General and administrative expenses were $4.0 million for the period January 1, 2003 to September 30, 2003 and $5.7 and $13.5 million for the years ended December 31, 2002, and 2001, respectively, representing 18%, 15% and 28% of total revenue in the respective periods. The decrease of $1.7 million or 30% from 2002 to 2003 was primarily attributable to a $1.2 million reduction in legal expenses from litigation and SEC investigation, a $0.4 million decrease in facility related costs and a $1.2 million decrease in personnel and related costs due to a reduction in headcount offset by a $0.4 million recovery of a note receivable against the $1.0 million allowance taken in 2002 and a decrease of $0.7 million in foreign exchange transaction loss. The signing of the Asset Purchase Agreement on April 15, 2003 also contributed to the decline in general and administrative expenses in 2003. The decrease of $7.8 million or 58% from 2001 to 2002 was primarily attributable to a $1.3 million reduction in bad debt expenses; a $2.8 million decrease in facility related costs and a $3.6 million decrease in personnel and related costs due to a reduction in headcount of 9 or 36% from 25 to 16.

Stock-Based Compensation

In 2000, we granted restricted stock to a then current officer and recorded deferred stock-based compensation of $1.7 million, which represents the difference between the fair value of our stock and the purchase price at the date of grant. The related amortization of deferred stock-based compensation was being charged to operating expense over a four-year vesting period on a straight-line basis. Deferred stock-based compensation is presented as a reduction of stockholders’ equity. Amortization of stock-based compensation amounted to $0, $0.3 and $0.8 million for the period January 1, 2003 to September 30, 2003 and for the years ended 2002 and 2001, respectively. In the third quarter of 2002, we recorded a restructuring charge of $0.9 million representing the remaining balance of deferred stock-based compensation resulting from the acceleration of vesting of a former executive’s restricted shares under the terms of his separation agreement. As of December 31, 2002, there was no remaining deferred stock-based compensation.

Amortization of Goodwill

Amortization of goodwill was $0 million for the period January 1, 2003 to September 30, 2003 and $0 and $2.4 million for the years ended December 31, 2002 and 2001, respectively, representing 0%, 0% and 5% of total revenue in the respective periods. Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable assets we have acquired. Prior to 2002 and our adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” we amortized goodwill on a straight-line basis over a period of five years.

Asset Impairment

The asset impairment charge of $1.1 million incurred in 2002 consisted of $0.8 million goodwill impairment related to the closure of certain operations and $0.3 million reserve on stockholders’ notes.

The asset impairment charges of $3.4 million in 2001 consisted of $1.8 million reserve on stockholders’ notes, $1.2 million impairment of prepayments for data center services, $0.3 million reduction in the carrying value of goodwill, and $0.1 million of other losses related to the closing of a remote facility.

Restructuring and Related Charges

In December 2001, we implemented a restructuring plan aimed at streamlining the underlying cost structure. As part of the restructuring plan, we consolidated our Florida facility and implemented a reduction in workforce of approximately 14% or 51 employees and contractors through March 31, 2002.

During the second quarter of 2002, we implemented a new restructuring plan which was executed during the remainder of 2002. The major element of the restructuring plan was to terminate certain employees; as a result, we had a reduction in force by approximately 36% or 94 employees, which brought our total headcount to 164 worldwide. The reduction came from all areas of our Company, and the terminations were completed by December 31, 2002. Our Chief Executive Officer and President, our Executive Vice President—Sales, and Chief Marketing Officer stepped down as part of this restructuring. Further, we decided to proceed with closing several domestic sales offices and international sales offices in Brazil, Mexico and the Netherlands and also discontinued our marketing services business due to changes in our strategy. The purpose of the restructuring was to bring operating expenses in line with net revenues. The restructuring was substantially completed during 2002.

We incurred $4.6 million in restructuring and related charges for the year ended December 31, 2002, consisting primarily of personnel and facility related costs. We paid $1.9 million of the charges during the year ended December 31, 2002 and recorded $2.1 million of non-cash charges, primarily related to $1.2 million from forgiveness and impairment of loans to former executives and $0.9 million in stock compensation from the acceleration of vesting for a terminated executive. There is no accrual remaining at December 31, 2003 as Group 1 assumed the remaining restructuring liability related to vacated leased facilities.

Interest Income

Interest income decreased to $0.06 million for the period January 1, 2003 to September 30, 2003, from $0.2 million in 2002 and $0.6 million in 2001 as a result of lower cash investment balances, lower interest rates and a shorter period in 2003.

Interest Expense

Interest expense was $3.1 million for the period January 1, 2003 to September 30, 2003 and $0.4 and $0.5 million for the years ended 2002 and 2001, respectively. The $3.1 million in interest expense consisted of $0.6 million interest expense recognized on the short-term debt, a $1.7 million accretion of the loan discount attributable to the fair value of related warrants and $0.7 million amortization of deferred costs. The costs in 2002 and 2001 were primarily due to interest attributable to the debt financing in 2002 and the capital lease arrangements in 2001.

Other Income (Expense), net

Net other income was an expense of $0.1 million for the period January 1, 2003 to September 30, 2003 compared with an expense of $0.6 million for the year ended December 31, 2002 and income of $0.8 million for the year ended December 31, 2001. Net other expense of $0.1 million for the period January 1, 2003 to September 30, 2003 consisted of a loss on the sale of fixed assets during the third quarter of 2003. The net other expense of $0.6 million in 2002 consisted of $0.3 million of foreign currency losses resulting from the closure of offices in Brazil and Mexico, $0.5 million impairment of investment in Responsys offset by recognition of $0.2 million of minority interest in the losses of Sagent Asia/Pacific. Net other income of $0.8 million in 2001 consisted of $0.4 million gain from the settlement of litigation, recognition of $0.7 million of minority interest in the losses of Sagent Asia/Pacific offset by a $0.2 million impairment of an investment in Responsys and $0.1 million in loss of disposal of long-lived assets.

Income Tax Expense

Income tax expense of $0.4 million for the period January 1, 2003 to September 30, 2003 remained relatively constant with $0.5 million for 2002 and 2001. Income tax expense consists mainly of state franchise, local tax and foreign withholding tax.

As a result of the sale of our assets to Group 1, we do not expect to utilize net operating loss carryforwards for federal and California income tax purposes at the date of the sale of assets of approximately $104.6 million and $36.7 million, respectively. The federal net operating loss carryforwards will expire, if not utilized, beginning in 2010. California net operating loss carryforwards will expire, if not utilized, beginning in 2005. As of the date of the sale, we also had available research and development credit carryforwards for federal and California income tax purposes of approximately $2.7 million and $2.6 million, respectively which we do not expect to utilize.

Liquidity and Capital Resources

On October 1, 2003, we completed the sale of substantially all of our assets to Group 1 Software, Inc. In exchange for the assets sold, including all intellectual property, accounts receivable, cash on hand, certain contracts, property and equipment and other designated assets, and the assumption of specified liabilities, the Company received $13.0 million in the form of $5.6 million in cash and the assumption of $7.4 million in secured loans and accrued interest payable to Group 1 under the bridge loan.

As of December 31, 2003, our principal source of liquidity consisted of $6.1 million of cash and cash equivalents. We are engaged in the process of orderly liquidation of our remaining assets, the winding up of our business and operations, and the dissolution of the Company. During the period from January 1, 2003 to September 30, 2003, operations consumed $3.3 million of cash primarily due to losses incurred.

Net cash used by financing activities was $1.2 million for the period from January 1, 2003 to September 30, 2003 due primarily to $0.5 million repurchase of warrants and $1.4 million of payments under capital lease obligations offset by $0.8 million release of restricted cash related to a line of credit facility. Net cash provided by financing activities was $4.4 million in

2002, due primarily from the net proceeds of $6.6 million in connection with the loan facility completed in October and December of 2002 offset by $2.2 million principal payments under capital lease obligation. Net cash provided by financing activities was $30.9 million in 2001, due primarily to the net proceeds of $32.5 million in connection with the two private placements completed in February and August of 2001.

Net cash provided by investing activities was $1.3 million for the period from January 1, 2003 to September 30, 2003, primarily due to the $1.5 million sale and collection of former officer and shareholder notes and $0.1 million proceeds from sale of property and equipment offset by $0.3 million used to purchase the remaining 47% minority interest in our Asia/Pacific subsidiary. Net cash provided by investing activities was primarily due to $0.4 million collections from stockholders’ notes in 2002 and $2.3 million cash acquired in the purchase of Sagent Asia/Pacific Pte. Ltd. in 2001.

Net cash used in operating activities was $3.3 million for the period from January 1, 2003 to September 30, 2003 and $10.3 million and $22.6 million for the years ended December 31, 2002 and 2001, respectively. For such periods, net cash used in operating activities was primarily the result of the funding of our ongoing operations.

As a result of the sale of assets to Group 1, we had no future minimum payments under contractual obligations as of the date of the asset sale of October 1, 2003.

At December 31, 2003, we had $2.4 million in liabilities and cash and cash equivalents of $6.1 million. Our cash is being used to pay our outstanding liabilities and obligations, and to establish a reserve for future liabilities and expenses. Any cash not used to satisfy liabilities and expenses will be distributed to stockholders. It is our intention to settle our outstanding obligations and sell our remaining assets as expeditiously as possible. Final dissolution of the Company and related distributions to our stockholders will occur upon obtaining final resolution of all liquidation issues. As of the date of this filing, no distributions have been made to stockholders.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 related to variable interests created after January 31, 2003 did not have a material effect on our financial position, results of operations, or cash flows.

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

We sold substantially all of our assets to Group 1 Software on October 1, 2003, however, we cannot assure you of the amount, if any, that will be distributed to our stockholders under the plan of liquidation.

The sale of assets to Group 1 was consummated on October 1, 2003, however we cannot assure you that there will be any meaningful distribution of cash to our stockholders upon our dissolution. The Company received $13 million consisting of $5.6 million in cash and the assumption of $7.4 million in secured loans and accrued interest payable to Group 1 under the bridge loan. At closing, Group 1 withheld $4.0 million of the purchase price pending final resolution of the net book value of assets and liabilities acquired and appropriate indemnification claims (the “purchase price adjustment”), which was finalized at $2.0 million, resulting in an adjusted purchase price of $15.0 million. On March 10, 2004, we received $1.6 million of the final $2.0 million of cash proceeds; the remaining $0.4 million in cash is being withheld for potential contingency claims.

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

We have current and future obligations to creditors. These include, without limitation, indemnification obligations under the Asset Purchase Agreement. As part of the wind down process, we will attempt to settle our obligations with our creditors. We may not, however, succeed in doing so. If we cannot reach an agreement with a creditor concerning an obligation, that creditor may choose to bring a lawsuit against us. Any litigation could delay or even prevent us from completing the plan of dissolution. Moreover, amounts required to settle our obligations to creditors will reduce the amount of remaining capital available for distribution to stockholders.

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

Our Board of Directors has approved an initial distribution to our stockholders as of the record date March 31, 2004, and we are currently unable to predict the precise timing of further distribution, if any, pursuant to our wind down. The timing of distribution, if any, will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets, claim settlements with creditors and the amounts paid out under warranty claims. Additionally, a creditor could seek an injunction against the making of distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Additionally, we could seek protection from creditors under the federal bankruptcy code. Any action of this type could delay or substantially diminish, or eliminate, the amount available for distribution to our stockholders.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, our stockholders could be held liable for payment to our creditors of each such stockholder’s pro rata share of amounts owed to the creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

Following the plan of dissolution ratified and approved by our stockholders on September 30, 2003, we will file a Certificate of Dissolution with the State of Delaware dissolving Sagent. Pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Delaware General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

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

Pending or threatened litigation could harm our financial position.

During January 2004, we were named as a defendant in a lawsuit by Comparion, d/ka/ Yusave.com, Inc.(see Legal Proceedings). This lawsuit or any other lawsuit during the dissolution period, and the continued defense of the lawsuit could also result in additional legal expenses in the future which will reduce the amount of potential payout to stockholders. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of this lawsuit by settlement or otherwise, the size of any such payment could seriously harm our financial condition and the nature and amount of potential distributions.

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

Interest Rate Risk

Our exposure to market risk related to changes in interest rates is primarily due to our highly liquid investments. The primarily objective of our investment activities is to preserve principal for our stockholders while maximizing yields without significantly increasing risk. Our investments consist primarily of highly liquid investments. At the present time, we have no financial instruments in place to manage the impact of changes in interest rates. We estimate that a 1% increase or decrease in interest rates would have impacted our results of operations by less than $60,000 for the year ended December 31, 2003. At December 31, 2003 and 2002, we had $6.1 and $9.7 million, respectively, in cash and cash equivalents.

Foreign Currency Exchange Rate Risk

A high percentage of operations were based in the United States, and, accordingly, the majority of our transactions are denominated in U.S. Dollars. Prior to the sale of our assets to Group 1, we did have foreign-based operations where transactions were denominated in foreign currencies and were subject to exchange rate risk with respect to fluctuations in the relative value of currencies. We recorded $0.1 million in unrealized gains due to foreign currency as a result of the sale of our assets. Through December 31, 2003, we had not engaged in foreign currency hedging activities. We have assets of approximately $0.1 million at December 31, 2003 denominated in foreign currencies.

Item 8. Financial Statements and Supplementary Data

SAGENT TECHNOLOGY, INC.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

Sagent Technology, Inc.

We have audited the accompanying consolidated statement of net assets in liquidation of Sagent Technology, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statement of changes in net assets in liquidation and stockholders’ equity for the period from October 1, 2003 to December 31, 2003. We have also audited the consolidated balance sheet as of December 31, 2002, and the consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the period from January 1, 2003 to September 30, 2003 and for each of the years in the two year period ended December 31, 2002. Our audit also included the consolidated financial statement schedule as of September 30, 2003 and for the period from January 1, 2003 to September 30, 2003 and the two years ended December 31, 2002. The consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

As described in Note 1 to the consolidated financial statements, the stockholders of Sagent Technology, Inc. approved a plan of liquidation on September 30, 2003, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to September 30, 2003, from the going concern basis to the liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Sagent Technology, Inc. and subsidiaries as of December 31, 2003, the changes in net assets in liquidation for the period from October 1, 2003 to December 31, 2003, their financial position as of December 31, 2002, and the results of their operations and cash flows for the period from January 1, 2003 to September 30, 2003, and for each of the years in the two year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule as of September 30, 2003 and for the period January 1, 2003 to September 30, 2003, and for the two years ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Mountain View, California

March 8, 2004

SAGENT TECHNOLOGY, INC.

STATEMENT OF NET ASSETS IN LIQUIDATION

(In thousands)

December 31, 2003
ASSETS
Cash and cash equivalents	$6,065
Accounts receivable	34
Amount due from Group 1 Software, Inc.	1,635
Other assets	33

Total assets	$7,767

LIABILITIES
Accounts payable and accrued liabilities	$1,147
Accrued costs of liquidation	1,280

Commitments and contingencies (Note 8)
Total liabilities	2,427

Net assets in liquidation	$5,340

The accompanying notes are an integral part of these consolidated financial statements.

SAGENT TECHNOLOGY, INC.

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(In thousands)

Period from October 1, 2003 to December 31, 2003
Net increase in net assets in liquidation:
Interest income	$18

Net increase in net assets in liquidation	$18
Net assets in liquidation, October 1, 2003	$5,322
Net assets in liquidation, December 31, 2003	$5,340

The accompanying notes are an integral part of these consolidated financial statements.

SAGENT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$9,711
Restricted cash	875
Accounts receivable, net of allowance for doubtful accounts of $1,389	6,957
Other current assets	2,202

Total current assets	19,745
Property and equipment, net	3,159
Goodwill, net	6,718
Notes receivable from officers	1,000
Other assets, net	638

Total assets	$31,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,811
Accrued liabilities	6,388
Deferred revenue	8,499
Current portion of capital lease obligations	1,380
Short-term debt	5,285

Total current liabilities	24,363
Other long-term liabilities	142

Total liabilities	24,505

Commitments and contingencies (Note 8)
Minority interest	366
Stockholders’ equity:
Convertible preferred stock, par value $0.001 per share; Authorized: 20,556 shares; Issued and outstanding: none	—
Common stock, par value $ 0.001 per share; Authorized: 70,000 shares; Issued and outstanding: 46,424 shares	46
Additional paid-in capital	135,778
Accumulated other comprehensive loss	(46)
Accumulated deficit	(129,389)

Total stockholders’ equity	6,389

Total liabilities and stockholders’ equity	$31,260

The accompanying notes are an integral part of these consolidated financial statements.

SAGENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Period from January 1, 2003 to September 30, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Revenue:
License	$11,984	$19,843	$25,804
Service	10,692	18,021	21,614

Total net revenue	22,676	37,864	47,418

Cost of revenue:
License	1,624	1,810	3,855
Service	4,071	7,754	10,497
Impairment of licensed technology	—	1,240	1,887

Total cost of revenue	5,695	10,804	16,239

Gross profit	16,981	27,060	31,179

Operating expenses:
Sales and marketing	11,330	24,505	37,413
Research and development	6,628	11,719	13,560
General and administrative	4,001	5,698	13,451
Stock-based compensation	—	298	844
Amortization of goodwill	—	—	2,439
Asset impairment	—	1,066	3,429
Restructuring and related charges	(5)	4,606	683

Total operating expenses	21,954	47,892	71,819

Loss from operations	$(4,973)	$(20,832)	$(40,640)
Interest income	59	237	623
Interest expense	(3,053)	(436)	(540)
Other income (expense)	(140)	(609)	808

Loss before income taxes	(8,107)	(21,640)	(39,749)
Income tax expense	413	545	514

Net loss	$(8,520)	$(22,185)	$(40,263)

Net loss per share:
Basic and diluted	$(0.18)	$(0.48)	$(1.02)

Number of shares used in calculation of net loss per share:
Basic and diluted	46,742	46,331	39,323

The accompanying notes are an integral part of these consolidated financial statements.

SAGENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Period from October 1 to December 31, 2003, period from January 1 to September 30, 2003 and years ended December 31, 2002 and 2001

(In thousands)

	Common Stock		Additional Paid-in Capital	Net Notes Receivable From Stockholders	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2000	29,829	$30	$97,354	$(2,423)	$(1,566)	$211	$(66,941)	$26,665

Net loss	—	—	—	—	—	—	(40,263)	(40,263)
Foreign currency translation adjustment	—	—	—	—	—	(194)	—	(194)

Comprehensive loss								(40,457)
Common stock issued in connection with private placements	14,865	15	30,510	—	—	—	—	30,525
Warrants issued in connection with private placements	—	—	1,355	—	—	—	—	1,355
Common stock issued related to acquisition	—	1	3,474	—	—	—	—	3,475
Interest on notes receivable issued for common stock	—	—	—	(121)	—	—	—	(121)
Common stock issued below market value	—	—	322	—	—	—	—	322
Common stock options exercised	190	—	43	—	—	—	—	43
Common stock issued related to employee stock purchase plan	411	—	668	—	—	—	—	668
Amortization of stock based compensation	—	—	—	—	436	—	—	436
Note forgiveness	—	—	—	151	—	—	—	151
Reserve for notes receivable	—	—	—	1,791	—	—	—	1,791

Balances at December 31, 2001	46,245	$46	$133,726	$(602)	$(1,130)	$17	$(107,204)	$24,853

Net loss	—	—	—	—	—	—	(22,185)	(22,185)
Foreign currency translation adjustment	—	—	—	—	—	(63)	—	(63)

Comprehensive loss								(22,248)
Additional expenses related to private placements in 2001	—	—	(50)	—	—	—	—	(50)
Warrants issued in connection with loan financing	—	—	1,906	—	—	—	—	1,906
Interest on notes receivable issued for common stock, net of reserve	—	—	—	(8)	—	—	—	(8)
Common stock issued related to employee stock purchase plan	179	—	96	—	—	—	—	96
Amortization of stock based compensation	—	—	—	—	1,130	—	—	1,130
Collection of notes receivable from stockholders	—	—	—	445	—	—	—	445
Reserve and adjustments for notes receivable	—	—	100	165	—	—	—	265

Balances at December 31, 2002	46,424	$46	$135,778	$—	$—	$(46)	$(129,389)	$6,389

Net loss	—	—	—	—	—	—	(8,520)	(8,520)
Foreign currency translation adjustment	—	—	—	—	—	73	—	73

Comprehensive loss								(8,593)
Repurchase of warrants	—	—	(500)	—	—	—	—	(500)
Common stock issued related to employee stock purchase plan	42	—	5	—	—	—	—	5
Common stock exercised	244	—	24	—	—	—	—	24
Warrants exercised	400	1	39	—	—	—	—	40

Balances at September 30, 2003	47,110	$47	$135,346	$—	$—	$(119)	$(137,909)	$(2,635)

Effects of change to liquidation basis	—	—	—	—	—	119	7,838	7,957
Net increase in net assets in liquidation	—	—	—	—	—	—	18	18

Balances at December 31, 2003	47,110	$47	$135,346	$—	$—	$—	$(130,053)	$5,340

SAGENT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Period from January 1, 2003 to September 30, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Cash flows from operating activities:
Net loss	$(8,520)	$(22,185)	$(40,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,999	3,130	6,367
Amortization of warrant costs	1,715	100	—
Loss on disposal of property and equipment	200	87	100
Accrued interest on short-term loan	143	—	—
Asset impairments	—	2,306	5,316
Non-cash restructuring costs	—	2,089	547
Bad debt expense	—	960	2,298
Impairment of privately held investment	—	529	—
Gain on settlement of capital lease obligation	—	—	(369)
Gain on sale of officers’ note	(612)	—	—
Stock-based compensation	—	298	844
Officer notes forgiven	—	—	958
Accrued interest on notes receivable	—	—	(186)
Share of minority interest in losses of subsidiary	(131)	(292)	(428)
Net change in operating assets and liabilities:
Accounts receivable	1,652	4,643	660
Other current assets	1,345	1,350	(343)
Other assets	629	(441)	677
Accounts payable	(873)	(558)	(83)
Accrued liabilities	(1,073)	(2,023)	1,444
Deferred revenue	191	(202)	7
Other long-term liabilities	(4)	(101)	(106)

Net cash used in operating activities	(3,339)	(10,310)	(22,560)

Cash flows from investing activities:
Restricted cash	—	(100)	(750)
Purchase of property and equipment	(32)	(142)	(513)
Cash acquired in purchase of Sagent Asia/Pacific Pte. Ltd.	—	—	2,298
Other business acquisitions, net of cash acquired	—	—	(88)
Proceeds from disposal of property and equipment	97	—	—
Proceeds from sale of acquired technology	—	—	50
Purchase of minority interest	(300)	—	—
Proceeds from the sale and collections of officer and stockholder notes	1,485	445	—

Net cash provided by investing activities	1,250	203	997

Cash flows from financing activities:
Payments of principal under capital lease obligations	(1,364)	(2,263)	(1,654)
Restricted cash	775	—	—
Net proceeds from short-term debt	7,000	6,575	—
Proceeds from issuance of common stock, net	—	(50)	32,548
Repurchase of warrants	(500)	—	—
Payment of short-term debt	(7,143)	—	—
Proceeds from exercise of stock options and warrants	69	96	43

Net cash (used in) provided by financing activities	(1,163)	4,358	30,937

Effect of exchange rate changes	(73)	(92)	(194)

Net (decrease) increase in cash and cash equivalents	(3,325)	(5,841)	9,180

Cash and cash equivalents, beginning of year	9,711	15,552	6,372

Cash and cash equivalents, end of period	$6,386	$9,711	$15,552

The accompanying notes are an integral part of these consolidated financial statements.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Description of Business and Sale of Substantially All Assets and Summary of Significant Accounting Policies

Business

Sagent Technology, Inc. was founded in 1995 under the name Savant Software, Inc. In June 1995, we changed our name to Sagent Technology, Inc. Prior to October 1, 2003, we offered a complete business intelligence software platform that allows business users and information technology (IT) departments to work together to integrate, analyze, deliver and understand information. We operated as a single business segment.

On April 15, 2003, we entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of our assets to Group 1 Software, Inc. (“Group 1”).

On October 1, 2003, the asset sale contemplated by the Asset Purchase Agreement was consummated.

Effective with the closing, we received $13.0 million in the form of $5.6 million in cash and the assumption of $7.4 million in secured loans and accrued interest payable to Group 1 under the bridge loan. Under the terms of the Asset Purchase Agreement, Sagent retained approximate $1.5 million in cash, certain other assets and liabilities for outstanding litigation and approximately $1.2 million of accrued compensation payable to key officers. In addition, pursuant to the terms of the Asset Purchase Agreement, Group 1 withheld $4.0 million of the purchase price pending final resolution of the net book value of assets and liabilities acquired and appropriate indemnification claims (the “purchase price adjustment”), which was finalized at $2.0 million, resulting in an adjusted purchase price of $15.0 million. On March 10, 2004, we received $1.6 million of the final $2.0 million of cash proceeds; the remaining $0.4 million in cash is being withheld for potential contingency claims.

The closing of the asset sale caused us to incur liabilities aggregating approximately $1.2 million. These amounts are to be paid out of the net proceeds from the sale. The amounts due consisted primarily of bonuses payable to key officers. The amounts have been reflected in general and administrative expenses in the Statement of Operations for the period from January 1, 2003 through December 31, 2003.

Our remaining assets consist primarily of cash and amounts due from Group 1.

Pursuant to the plan of dissolution, which was approved by stockholders on September 30, 2003, we plan to file a Certificate of Dissolution with the State of Delaware on April 15, 2004. Since October 1, 2003, our operations have been limited to winding-up our business and affairs, selling our remaining assets and discharging our known liabilities. We plan to distribute any remaining assets to our stockholders, all in accordance with the plan of dissolution. As a result, we changed our basis of accounting to the liquidation basis as of October 1, 2003. The accompanying statements of operations, stockholders’ equity and cash flows for the period from January 1, 2003 to September 30, 2003 and for each of the years in the two year period ended December 31, 2002 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course of business. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. Upon changing to the liquidation basis of accounting, we recorded a $8.0 million increase to net assets. Included in the adjustment to net assets recorded in connection with the change from the going-concern to the liquidation basis of accounting, we recorded $1.9 million of accrued costs of liquidation representing the estimate of the costs to be incurred during dissolution; however actual costs could vary from those estimates. Distributions ultimately made to stockholders upon liquidation will differ from the “net assets in liquidation” recorded in the accompanying Statement of Net Assets in Liquidation as a result of future operations, the sale proceeds ultimately received by us and adjustments, if any, to estimated costs of liquidation.

On February 26, 2004, our board of directors approved an initial distribution of $0.10 for each share of stock held as of the record date of March 31, 2004, pursuant to the Plan of Liquidation and Dissolution approved by the stockholders on September 30, 2003.

It is our intention to settle our outstanding obligations and sell our remaining assets as expeditiously as possible. Final dissolution and related distributions to stockholders will occur upon obtaining final resolution on all liquidation issues and finalization of the purchase price adjustment with Group 1.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of Sagent Technology, Inc. and its wholly owned subsidiaries, Qualitative Marketing Software, Inc. (QMS), Sagent Australia Pty Ltd and Sagent Benelux, and its former wholly owned subsidiaries, Sagent de Brazil, Sagent de Mexico, Sagent U.K., Ltd., Sagent Technology GmbH, Sagent France, S.A., Sagent Technology Japan KK, and Sagent Asia/Pacific Pte Ltd. through the time the subsidiary was sold or liquidated. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of such estimates include, but are not limited to, the accounting for contingencies and accrued costs of liquidation, which represents the estimate of costs to be incurred during dissolution. Our current estimated range of loss related to some of the contingencies is based on claims for which we can estimate the amount and range of loss. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currencies of our foreign subsidiaries are their respective local currencies. We translated the balance sheet accounts of our foreign operations from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period. Gains and losses from translation adjustments are included in stockholders’ equity in the consolidated balance sheet caption “Accumulated other comprehensive income (loss)”. Currency transaction gains and losses are recognized in current operations and have not been significant to our operating results in any period. As a result of closing the Brazil and Mexico offices, we recognized net charges of cumulative translation adjustments of $300 for both subsidiaries in determining the net loss for the period ended December 31, 2002.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase. Our cash and cash equivalents at December 31, 2003 and 2002 consisted of deposits and money market funds maintained with major financial institutions.

Supplemental Cash Flow Information.

Selected cash payments and non-cash activities were as follows:

	Period from January 1, 2003 to September 30,	Years Ended December 31,
	2003	2002	2001
Supplemental disclosure of cash flow information:
Cash payments for interest	$545	$436	$510
Cash payments for taxes	$200	$572	$253
Supplemental non-cash investing and financing activities:
Property and equipment acquired through capital lease	$11	$92	$3,965
Common stock issued related to acquisition	$—	$—	$3,475
Warrants issued in connection with loan financing	$—	$1,906	—
Warrants issued in connection with private placement	$—	$—	$1,355

Restricted Cash

Restricted cash as of December 31, 2002 consisted of $775 in stand by letters of credit issued as a guarantee of payment against certain of our lease agreements and was released in April 2003 and $100 held in escrow account to fulfill terms of a contractual agreement. The $100 was assumed by Group 1 as part of the asset sale.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risks are principally cash and cash equivalents. We invest excess cash through banks, primarily in highly liquid securities and have investment policies and procedures that are reviewed periodically to minimize credit risk.

With respect to accounts receivable prior to the asset sale to Group 1, we performed ongoing credit evaluations of customers and generally did not require collateral. We maintained reserves for potential credit losses on customer accounts when deemed necessary. At December 31, 2002, no customer accounted for more than 10% of accounts receivable. No customer accounted for more than 10% of revenues for the period January 1, 2003 to September 30, 2003 or for the years ended December 31, 2002 and 2001.

Property and Equipment

Property and equipment were stated at cost less accumulated depreciation. Depreciation was computed using the straight-line method over the estimated useful lives of the assets, which generally ranged from two to five years. Depreciation commenced upon placing the asset in service. Capital leases were recorded at the lesser of the fair value of the leased asset at the inception of the lease or the present value of the minimum lease payments as of the beginning of the lease term. Leased assets were amortized on a straight-line basis over the estimated useful life of the asset or the lease term, generally 3 years. Leasehold improvements were amortized over the shorter of the useful life or the remaining lease term. Gains and losses upon disposal of assets were recognized in the year of disposition. We reviewed our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill

Goodwill represented the excess of the purchase price paid over the fair value of net assets acquired in business combinations. In 2001, we amortized goodwill on a straight-line basis over its expected useful life ranging from one to five years.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required.

We adopted SFAS 142 effective January 1, 2002. In accordance with SFAS No. 142, we ceased amortizing goodwill totaling $7.5 million as of January 1, 2002. Based on the impairment tests performed, there was a $796 impairment of goodwill recorded in fiscal year 2002 related to the closure of certain operations. The total asset impairment of $1,066 presented in the Consolidated Statements of Operations for the year ended December 31, 2002 also includes the impairment of notes receivable from stockholders.

There was no impairment of goodwill recorded for the period from January 1, 2003 to September 30, 2003. There was an impairment of $0.3 million for the year ended December 31, 2002. The following table presents pro forma net loss per share information for the year ended December 31, 2001, adjusted to exclude the amortization related to goodwill that is no longer amortized under SFAS No. 142:

Year Ended December 31, 2001
Net Loss, as reported	$(40,263)
Amortization of goodwill	2,439

Pro forma net loss	$(37,824)

Net loss per share, as reported	$(1.02)

Pro forma net loss per share	$(0.96)

Impairment of Long-Lived Assets

Long-lived assets and other identifiable assets to be held and used were reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of such asset may not be recoverable. If we determined that the carrying value of long-lived assets may not be recoverable, impairment was measured based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition.

Prior to the sale of our assets to Group 1, we sold software products directly to our customers and through channel partners such as independent software vendors, resellers and distributors. Independent software vendors generally integrated our products with their applications and would embed them into their products or resell them with their products. Our other channel partners, principally resellers and distributors, sold our software products to end user customers.

Our revenue was derived from license fees for software products and fees for services relating to the software products, including consulting, training, software and data updates, technical support and real-time marketing services over the Internet.

We recognized revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-4 and 98-9 and generally recognized revenue when all of the following criteria are met: 1) persuasive evidence of an arrangement existed, 2) delivery had occurred, 3) the fee was fixed or determinable, and 4) collectibility was probable. We define each of the four criteria above as follows:

Persuasive evidence of an arrangement existed—It was our customary practice to have a written contract, which was signed by both the customer and us, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or original equipment manufacturer (OEM) arrangement, prior to recognizing revenue on an arrangement.

Delivery had occurred—Our software was either physically or electronically delivered to the customer. For those products that we delivered physically, our standard transfer terms were FOB shipping point. For an electronic delivery of software, delivery was considered to have occurred when the customer had been provided with the access codes that allow the customer to take immediate possession of the software or its hardware. If undelivered products or services existed in an arrangement that were essential to the functionality of the delivered product, delivery was not considered to have occurred until these products or services are delivered.

The fee was fixed or determinable—The fee our customers paid for products was negotiated at the outset of an arrangement. Arrangement fees were generally due within six months or less. Arrangements with payment terms extending beyond these customary payments terms were considered neither to be fixed nor determinable, and revenue from such arrangements was recognized as payments become due and payable.

Collectability was probable—Collectability was assessed on a customer-by-customer basis. We assessed collectibility based on a number of factors, including past transaction history with the customers and their credit worthiness. New customers were subjected to a credit review process, which evaluates the customer’s financial position and ultimately their ability to pay. We obtained and reviewed credit reports from the third-party credit reporting agencies for new customers with which we are not familiar. If we determined that collection of a fee was not probable, we deferred the fee and recognized revenue at the time collection became probable, which was generally upon receipt of cash. The determination regarding the probability of collection ultimately relied on management judgment. If changes in conditions caused management to determine that this criteria was not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Revenue for transactions with enterprise application vendors, OEMs, and distributors was generally recognized when the licenses were resold or utilized by the reseller and all related obligations on our part had been satisfied. However, if the contract stipulated a non-refundable royalty payment to be paid in advance of any resale, revenue was recognized upon execution of the contract, provided all other revenue recognition criteria had been met. We reported the revenue generated through distributors based on FASB Emerging Issues Task Force (EITF) 99-19 on a gross basis only if we acted as the principal in the transaction and assumed the risks and rewards of ownership, such as the risk of loss for collection, delivery and returns. In these cases we reflected the distributors’ fees under sales and marketing expenses. If the above conditions did not exist, we recorded revenue based on the net amount retained (that was, the amount billed to the customer less the amount paid to the distributor.)

We allocated revenue on software arrangements involving multiple elements to the delivered element using the residual method. Our determination of fair value of the undelivered elements in multiple-element arrangements was based on vendor-specific objective evidence (VSOE). We analyzed all of the elements included in our multiple-element arrangements and determined that we had sufficient VSOE of fair value to allocate revenue to the maintenance and data services components of our license arrangements. We sold our data separately, and had established VSOE of fair value on this basis. We had also established VSOE of fair value for maintenance services for arrangements less than $1 million through selling such services separately. VSOE of fair value for maintenance services for arrangements greater than $1 million was determined based upon the customer’s contractual annual renewal rates. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses was

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from data and maintenance services was recognized ratably over their respective terms. Revenue from professional services was recognized as the services were rendered.

We usually licensed software products on a perpetual basis. If vendor specific objective evidence did not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue was deferred until the earlier of a) when such evidence did exist for the undelivered elements, or b) when all elements were delivered. Where software license contracts called for payment terms of six months or more from the date of delivery, revenue was recognized as payments became due and payable if all other conditions for revenue recognition had been satisfied.

Our customers generally required consulting and implementation services which included evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their needs. When licenses were sold together with consulting and implementation services, license fees were recognized upon shipment, provided that a) the above revenue recognition criteria were met, b) payment of the license fees was not dependent upon performance of the consulting services, c) the services did not include significant alterations to the features and functionality of the software and d) VSOE of services had been established as discussed above. Historically, services had not been essential to the functionality of the software products for substantially all software agreements.

Maintenance contracts generally called for us to provide technical support and software updates and upgrades to customers. Maintenance revenue was recognized ratably over the term of the maintenance contract, generally on a straight-line basis when all revenue recognition requirements are met. Other service revenue, primarily training and consulting, was generally recognized at the time the service was performed and when it was determined that we had fulfilled our obligations resulting from the service contract.

Deferred Revenue

Deferred revenue represented amounts invoiced to customers under certain license, maintenance and service agreements for which the earnings process had not been completed.

Advertising

Advertising costs were expensed as incurred. Advertising expense was $0 for the period from January 1, 2003 through September 30, 2003 and $200 and $446 for the years ended December 31, 2002 and 2001, respectively.

Capitalized Software

Development costs incurred in the research and development of new software products and enhancements to existing software products prior to the sale of our assets to Group 1 were expensed as incurred until technological feasibility in the form of a working model has been established. Historically, capitalized costs for our software development have not been material.

Stock-Based Compensation

We had five stock based compensation plans as described in Note 10. Concurrent with the closing of the asset sale and resignation/termination of the employees of the Company on October 1, 2003, the stock based compensation plans terminated. We accounted for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”) “Accounting for Stock Issued to Employees” as interpreted by FIN No. 44 “Accounting for Certain Transactions Involving Stock Compensation.” and complied with the disclosure provisions of FASB Statement No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. Stock compensation was being amortized over the vesting period on a straight-line basis. In addition, we accounted for stock issued to non-employees in accordance with the provisions of SFAS No. 123. Pursuant to SFAS No. 123, stock-based compensation is accounted for at the fair value of the equity instruments issued, or at the fair value of the consideration received, whichever is more reliably measurable.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Had compensation cost for our stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans our net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

	For the period from January 1, 2003 to September 30, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Net loss—as reported	$(8,520)	$(22,185)	$(40,263)
Add: stock-based compensation expense included in reported net loss, net of related tax effect	—	1,130	844
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(3,479)	(3,298)	(8,151)

Net loss—pro forma	$(11,999)	$(24,353)	$(47,570)

Basic and diluted net loss per share:
As reported	$(0.18)	$(0.48)	$(1.02)

Pro forma	$(0.26)	$(0.53)	$(1.21)

Income Taxes

Income taxes for the periods prior to the asset sale were accounted for under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. We had recorded a valuation allowance to reduce the net tax asset to an amount for which realization was more likely than not. We have recorded a valuation allowance for substantially all of our deferred tax assets, except to the extent of deferred tax liabilities, as we were unable to conclude that it was more likely than not that net deferred tax assets would be realized.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other revenues, expenses, gains and losses recorded directly in equity. Our “Other comprehensive income (loss)” consisted primarily of foreign currency translation adjustments. There was no significant tax effect on the components of other comprehensive loss for the period from January 1, 2003 to September 30, 2003 and for the years ended December 31, 2002 and 2001, respectively. We disclose comprehensive income (loss) and its components in our consolidated statements of stockholders’ equity.

Reclassification

Certain amounts in the prior year consolidated financial statements were reclassified to conform to the current year presentation.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Business Combinations

Purchase Business Combinations

In April 2001, we acquired 100% interest in Sagent Benelux for cash of $100 and the assignment of a portion of our outstanding accounts receivable valued at $200 to the selling stockholders. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we recorded goodwill of $197, which had been amortized on a straight-line basis over a period of five years. The results of operations of Sagent Benelux have been included in our consolidated results from the date of the acquisition. We closed Sagent Benelux in December 2003.

In January 2001, we acquired an additional 33% interest in Sagent Asia/Pacific Pte. Ltd from eGlobal, a privately held company that specializes in the distribution of technology in Singapore. In consideration for 950 shares of our common stock, valued at $3.5 million, we received an additional 2,113 common shares of Sagent Asia/Pacific Pte. Ltd. This brought our total interest in Sagent Asia/Pacific Pte. Ltd to 53%. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we recorded goodwill of $2,832, which had been amortized on a straight-line basis over a period of five years and acquired net assets of approximately $2,775 and minority interest of $1,316. Assets acquired consisted primarily of cash and accounts receivable. On March 17, 2003 our Board approved the acquisition of the remaining 47% interest in the Sagent Asia/Pacific Pte. Ltd. for a total purchase price of $300. The transaction was completed on April 1, 2003. The results of operations for Sagent Asia/Pacific Pte. Ltd. have been included in our consolidated results from the date of the acquisition through the date of sale to Group 1.

In March 2000, we acquired Sagent Brazil Ltd. For the years ended December 31, 2002 and 2001, we recorded stock-based compensation in the amount of $80, and $408 relating to the issuance of options to two employees. In the fourth quarter of 2002, we paid $400 related to two consulting agreements as a result of our strategy to close our Brazil office. We closed our Brazil subsidiary in December 2002.

We accounted for these acquisitions under the purchase method of accounting. The allocation of our aggregate purchase price to the tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions is summarized below:

	Sagent Brazil Ltd.	Sagent Asia/Pacific PTE. Ltd	Sagent Benelux Ltd.
Net current assets	$(134)	$2,775	$12
Property and equipment	68	15	—
Goodwill	1,214	2,832	197
Minority interest	—	(1,316)	—

Total purchase price	$1,148	$4,306	$209

3. Other Current Assets

Other current assets consisted of:

2002
Prepaid licenses	$296
Deferred charges	669
Other	1,237

$2,202

Included in prepaid licenses were license technologies purchased from third parties, which were integrated into our products and services prior to deployment. These license technologies were amortized over the term of the license, generally a period of two to five years on either a per unit or straight line basis.

The deferred charges of $669 as of December 31, 2002 related to closing and legal fees incurred in connection with short-term debt financing (see Note 7 for details).

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property and Equipment

Property and equipment at December 31, 2002 consisted of:

2002
Computer equipment and software	$13,184
Furniture, fixtures and office equipment	1,037
Leasehold improvements	393

14,614
Less accumulated depreciation and amortization	(11,455)

$3,159

Equipment under capital leases was $7,045 at December 31, 2002 and the related accumulated amortization was $4,787.

5. Goodwill and Other Assets

Goodwill as of December 31, 2002 was as follows:

2002
Goodwill, net:
Sagent UK	$1,746
Sagent France S.A	645
Sagent GmbH	1,787
Sagent Asia/Pacific Pte. Ltd	2,389
Sagent Benelux	151

$6,718

Amortization of goodwill was $0 million for the period from January 1, 2003 to September 30, 2003 and $0, and $2,439 for the years ended December 31, 2002, and 2001, respectively. Goodwill impairments of $0, $796 and $300 million are included in asset impairment expense in the Consolidated Statement of Operations for the period January 1, 2003 to September 30, 2003 and for the years ended December 31, 2002 and 2001, respectively. The impairment charges relate to the closure of operations, principally the closure of our Brazil operations in 2002.

2002
Other assets, net:
Investment in Responsys (Net Acumen, Inc.)	$—
Deposits	495
Other	143

$638

The investment in NetAcumen, prior to its acquisition by Responsys, was accounted for under the cost method. On January 16, 2002, Responsys, Inc. acquired 100% of NetAcumen, and NetAcumen became a wholly owned subsidiary of Responsys. As a result of the Responsys common stock we received in the acquisition, our ownership interest in Responsys was 0.62% as of December 31, 2002. During the year ended December 31, 2002, we recognized a $529 loss in investment in Responsys due to an other than temporary decline in the fair market value of the investment, which is included in other income (expense) in the Consolidated Statements of Operations. For the period January 1, 2003 to September 30, 2003 and for the years ended December 31, 2002 and 2001, we recorded total revenue of $0, $119 and $31 from sales to Responsys (NetAcumen).

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Accrued Liabilities

Accrued liabilities consists of:

	2003	2002
Employee compensation and benefits	$1,117	$2,472
Sales and marketing	—	1,186
Sales taxes	—	421
Software royalties	—	1,162
Restructuring and related charges (Note 15)	—	607
Other	30	540

	$1,147	$6,388

7. Short-term debt

On October 24, 2002, we entered into an agreement with CDC Software Corporation (CDC), a wholly owned subsidiary of chinadotcom corporation (NASDAQ: CHINA), to obtain secured loans of $7 million in the aggregate. The loans bore interest at the rate of 12% per annum, payable quarterly in arrears. The principal amount of each loan was payable in full two years after the date such loan is made. The loans were secured by all of our assets, both tangible and intangible. We used the proceeds from the loans for working capital and for general corporate purposes. As part of this agreement, CDC was entitled to receive warrants to purchase 8 million shares of our common stock at a price of $0.10 per share as the loan was funded. In addition, certain financial advisors also received warrants to purchase an aggregate of 400,000 shares of our common stock at $0.10 per share.

On October 31, 2002, Sagent and CDC closed on the first $5 million of the total loan facility. The net proceeds to us from the $5 million loan, after payment of expenses, were approximately $4.6 million. In connection with this loan, we issued CDC Software warrants to purchase 5.7 million shares of our common stock at a price of $0.10 per share. The estimated fair value of the warrants of $1.2 million was to be charged to interest expense over the term of the loan using the effective interest method. The principal amount of the loan was payable in full on October 31, 2004.

On December 31, 2002, Sagent and CDC closed on the remaining $2 million of the total loan facility and we received net proceeds of $2 million. In connection with this loan, we issued CDC warrants to purchase 2.3 million shares of our common stock at a price of $0.10 per share. The estimated fair value of the warrants of $0.7 million was to be charged to interest expense over the term of the loan using the effective interest method. The principal amount of the loan was payable in full on December 30, 2004.

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

We disputed that an event of default existed under the loans, and averred that we were current in payments of interest under the loans, and that no principal payments were due under the loans prior to October 24, 2004. We filed our own complaint asserting claims for breach of contract and conversion in the Santa Clara County Superior Court, and sought injunctive relief. Thereafter, CDC removed that action to federal court. On April 4, 2003, the parties entered into a settlement agreement by which CDC would be permitted to retain the funds transferred to Hong Kong on March 20, 2003 and we agreed to pay the remaining amounts due plus interest, and to pay $0.5 million to CDC in exchange for all warrants held by CDC and for CDC’s expenses. On April 15, 2003, using funds derived from a secured bridge financing from Group 1 Software, Inc. We paid the amounts due under the settlement agreement. Under the terms of the settlement agreement, Sagent and CDC each dismissed their lawsuits.

On April 15, 2003, we entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of our assets to Group 1.

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

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 15, 2003, Sagent and Group 1 closed on the first $5 million of the total bridge loan financing. The net proceeds to us from the $5 million loan, after settlement of $3.1 million to CDC, were approximately $1.9 million. On May 16, 2003, Sagent and Group 1 closed on the remaining $2 million of the total bridge loan financing and we received net proceeds of $2 million. The loan bore interest of 12% per annum. The principal amount of the loan was initially due and payable on July 31, 2003.

On July 31, 2003, Group 1 agreed to extend the due date of the existing loan to Sagent from July 31, 2003 to September 30, 2003 and to increase the borrowing limit of the loan from $7 million to $9 million. No additional advances were taken against the additional borrowing limit.

Upon closing the asset sale, Group 1 assumed the $7.4 million in secured loans and accrued interest payable due to them under the bridge loan.

For the period January 1, 2003 to September 30, 2003, we incurred interest expense of $3,053 related to the bridge loan financing with Group 1 and the secured loan with CDC. The interest expense under the secured loan with CDC included the accretion of the loan discount attributable to the fair value of the related warrants and the amortization of deferred debt-offering charges.

8. Commitments and Contingencies

Commitments

We leased various facilities under non-cancelable operating leases and acquired certain computer and other equipment under capital lease obligations, which were collateralized by the related assets. Upon closing of the asset sale, Group 1 assumed these liabilities.

Rent expense under operating leases were $1,827 for the period January 1, 2003 to September 30, 2003 and $3,169, and $3,613, for the years ended December 31, 2002, and 2001, respectively.

Litigation

From time to time, we have been subject to pending or threatened litigation. We are currently engaged in certain legal and administrative proceedings incidental to our previous business activities and current dissolution efforts and believe that these matters will not have a material adverse effect on our financial position. However, the results of legal proceedings cannot be predicted with certainty. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse affect on our financial position.

Guarantees

Prior to the sale of our assets to Group 1, we entered into standard indemnification provisions within our software license agreements with our customers and technology partners. Pursuant to these provisions, we historically offered to indemnify, defend and hold harmless the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification provisions was generally perpetual any time after execution of the license agreement. The maximum potential amount of future payments that we could be required to make under these indemnification provisions was unlimited. We have, in the past, incurred costs to defend intellectual property lawsuits.

Prior to the asset sale to Group 1, we generally warranted that our software products would perform in all material respects in accordance with our standard published specifications. Historically, costs related to this warranty were not significant.

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

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In February 2001, we completed a private placement of approximately 5,750 shares of our common stock and received proceeds of $16,047, net of $628 in offering costs. In connection with the private placement, we also issued to certain placement agents warrants to purchase 210 shares of our common stock with an estimated fair value of $469, which has been included in additional paid-in capital. This estimated fair value was calculated using the Black-Scholes option pricing model with the following factors and assumptions: expected volatility of 130%, contractual life of 5 years, stock price of $2.78 on the date of grant, exercise price of $2.90, and risk free interest rate of 5% per annum.

Warrants

In the fourth quarter of 2002, we issued warrants to CDC Software Corporation to purchase 8,000 shares of common stock at $0.10 per share with a fair value of $1,811 in connection with loan financing. We also issued warrants to certain financial advisors to purchase 400 shares of common stock at $0.10 per share with a fair value of $90 in connection with the loan financing (see Note 7). This estimated fair value was calculated using the Black-Scholes option pricing model with the following factors and assumptions: expected volatility of 165%, contractual life of 4 to 5 years, stock price of $0.21 to $0.30 on the dates of grant, exercise price of $0.10, and risk free interest rate of 1.46% and 1.26% per annum. As discussed in Note 7, on April 15, 2003, we paid $500 to CDC in exchange for the 8,000 warrants held by CDC.

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

As of December 31, 2003, warrants totaling 709 shares with a weighted average exercise price of $2.01 were outstanding.

Notes Receivable from Stockholders

Notes receivable from stockholders were issued in exchange for common stock. The notes bear interest at rates ranging from 4.62% to 7.50% and are due at dates ranging from January 28, 2002 to August 30, 2005. The notes are full recourse and collateralized by the underlying common stock issued. The carrying value of notes receivable from stockholders was reduced to zero at December 31, 2002 to reflect cash collections of $445 and the provision of reserves due to the uncertainty of additional cash collections. For the period January 1, 2003 to September 30, 2003, we recovered $385 in cash for notes receivables reserved from stockholders.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Stock Options

We had stock option plans which provided for the grant of incentive stock options to officers, directors and employees, as well as consultants to our Company. As a result of the asset sale and resignation/termination of the employees of the Company, all outstanding options were canceled as of December 31, 2003 according to the terms of the option agreements.

1995 Plan

Options granted under the 1995 Plan were exercisable immediately, conditioned upon the optionee entering into a restricted stock purchase agreement, and generally vested over a period of four years. Options granted expired 10 years from the date of grant. Upon adoption of the 1998 Plan, all shares of common stock reserved under the 1995 Plan were no longer reserved for issuance.

1998 Plan

In December 1998, the board of directors adopted the 1998 Stock Option plan (the “1998 Plan”) under which incentive stock options or non-statutory stock options were granted to employees, directors and consultants of Sagent under the terms of the 1998 Plan. Incentive options were granted at prices not lower than fair market value at the date of grant, while nonqualified options were granted at prices as determined by the administrator at the date of grant. However, if an employee or other person who, at the time of the grant of such stock option, owned stock representing more than 10% of the voting power of all classes of stock in Sagent, the exercise price would be no less than 110% of the fair market value per share on the date of grant. Options granted under the 1998 Plan were generally exercisable one year after the vesting commencement date. Upon exercise of an option, the optionee would enter into a restricted stock purchase agreement. Options generally vested over a period of four years and expired 10 years from the date of grant.

1999 Director Plan

In January 1999, the board of directors adopted a Non-statutory Stock Options Plan for Directors (the “Director Plan”). The exercise price for each option granted under the Director Plan would be equal to the fair market value of common stock on the date of grant. The options that were granted would have a term of ten years and the shares subject to the option would generally become exercisable in four equal annual installments subject to optionee’s completion of one year of board service.

2000 Plan

In December 2000, the board of directors adopted a Non-statutory Stock Options Plan for key employees and consultants (the “2000 Plan”). The exercise price for each option granted under the 2000 Plan would be determined by the administrator on the date of grant. Options granted generally vested over a period of four years and expired ten years from the date of grant.

Employee Stock Purchase Plan

In February 1999, stockholders approved the 1999 Employee Stock Purchase Plan. The number of shares reserved was subject to an annual increase every January equal to the lesser of the number of shares optioned during the prior year or lesser amount determined by the board of directors. The 1999 Employee Stock Purchase Plan permit eligible employees to purchase up to 10 shares of common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. In connection with the then anticipated asset sale, the Employee Stock Purchase Plan completed its final offering and issued its final shares during April 2003.

The following table summarizes option activity under all Plans for the years ended December 31, 2003, 2002 and 2001:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	6,356	$6.23
Granted	5,320	1.38
Canceled	(2,705)	4.27
Exercised	(190)	0.23

Outstanding at December 31, 2001	8,781	$4.01
Granted	3,548	0.44
Canceled	(4,433)	4.53
Exercised	—	—
Outstanding at December 31, 2002	7,896	$2.09
Granted	2,687	0.23
Canceled	(1,602)	1.98
Exercised	(244)	0.10

Outstanding at September 30, 2003	8,737	$1.58
Granted	—	—
Canceled	(8,737)	1.58
Exercised	—	—

Outstanding at December 31, 2003	—	$—

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, there were 4,622 options exercisable with a weighted average exercise price of $2.73.

Assumptions used in completing the option-pricing model for years ended December 31 included:

	Stock Option Plans
	2003	2002	2001
Risk-free interest rate	1.3%	3.4%	4.5%
Expected life	1 year	4 years	4 years
Dividends	—	—	—
Volatility	151%	155%	130%
Weighted-average fair value of options granted during the period	$0.13	$0.39	$1.19

	Employee Stock Purchase Plan
	2003	2002	2001
Risk-free interest rate	1.43%	2.01%	5.19%
Expected life	0.5 years	0.5 years	0.5 years
Dividends	—	—	—
Volatility	141%	205%	130%
Weighted-average fair value of options granted during the period	$0.11	$0.99	$1.03

11. Income Taxes

Our pre-tax loss from operations for the period from January 1, 2003 to September 30, 2003 and the years ended December 31, 2002, and 2001 consisted of the following components:

	2003	2002	2001
Domestic	$(7,142)	$(19,780)	$(34,673)
Foreign	(965)	(1,860)	(5,076)

Total pretax loss	$(8,107)	$(21,640)	$(39,749)

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense for the period from January 1, 2003 to September 30, 2003 and the years ended December 31, 2002 and 2001, were comprised of the following:

	2003	2002	2001
Current:
Federal	$—	$—	$—
State	19	47	105
Foreign	394	498	409

Total current tax expense	413	545	514

Deferred	—	—	—
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred tax expense	—	—	—

Total tax expense	$413	$545	$514

The 2003, 2002, and 2001 income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 34% to pretax loss as a result of the following:

	2003	2002	2001
Federal tax at statutory rate	$(2,756)	$(7,358)	$(13,514)
State taxes, net of federal benefit	13	31	69
Non-recognition of tax benefits	2,746	6,509	12,437
Foreign taxes, with no federal benefit	394	498	409
Permanent differences	16	865	1,113

Total tax expense	$413	$545	$514

The components of the temporary differences that give rise to significant portions of our deferred tax assets and liabilities are set forth below.

2002
Deferred tax assets:
Net operating loss carryforwards	$32,072
Tax credit carryforwards	3,756
Deferred revenue	1,252
Other reserves and accruals	3,696
Other	16

Gross deferred tax assets	40,792
Valuation allowance	(39,916)

Total deferred tax assets	876
Deferred tax liabilities:
Property and equipment	(876)

Total deferred tax liabilities	(876)

Net deferred tax assets (liabilities)	$—

At December 31, 2002, management had established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The valuation allowance for deferred tax assets on December 31, 2002 and 2001 was $39,916 and $36,605 respectively. The net change in the total valuation allowance for the years ended December 31, 2002 and 2001 was an increase of $3,311 and $11,869 respectively. Included in the valuation allowance is a tax benefit attributable to the exercise of employee stock options which, if realized, will be a credit to additional paid-in-capital.

As of December 31, 2003, we have net operating loss carryforwards for federal and California income tax purposes of approximately $104,576 and $36,680 respectively, available to reduce future income subject to income taxes. However, we do not expect to derive the benefit of such net operating loss carryforwards once we file for dissolution with the State of Delaware. The federal net operating loss carryforwards will expire, if not utilized, beginning in 2010. California net operating loss carryforwards will expire, if not utilized, beginning in 2005.

As of December 31, 2003, we also have research credit carryforwards for federal and California purposes of approximately $2,702 and $2,617 respectively, available to reduce future income taxes. However, we do not expect to derive the benefit of such net operating loss carryforwards once we file for dissolution with the State of Delaware. The federal research credit carryforwards will expire, if not utilized, beginning 2010. The California research credit can be carried forward indefinitely until utilized.

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

12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the period January 1, 2003 to December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Net loss	$(8,520)	$(22,185)	$(40,263)
Weighted average common shares outstanding	46,742	46,331	39,425
Adjustment to reflect shares subject to repurchase	0	0	(102)

Shares used in computing net loss per share, basic and diluted	46,742	46,331	39,323

Net loss per share, basic and diluted	$(0.18)	$(0.48)	$(1.02)

Anti-dilutive securities including options and warrants not included in net loss per share calculations	9,446	17,028	9,457

13. Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS No. 131 is based upon the “management approach,” or the way the management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. For the period from January 1, 2003 to September 30, 2003 and the years ended December 31, 2002 and 2001, our CODM was the Chief Executive Officer.

We provided software and services to address organizations’ information access, analysis and delivery needs. We sold our products domestically and internationally. For the purpose of making operating decisions, the CODM considered financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic area. We operated in a single segment.

It is impractical for us to disclose license revenue by product type.

The disaggregated revenues by geographic area for the period from January 1, 2003 to September 30, 2003 and the years ended December 31, 2002 and 2001 were as follows:

	2003	2002	2001
United States	70%	62%	72%
International	30%	38%	28%

No one country outside of the United States comprised more than 10% of total revenue for the period from January 1, 2003 to September 30, 2003 and the years ended December 31, 2002 and 2001. None of our international operations have material long-lived assets. The international sales were based on revenue generated from customers located outside the United States.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Employee Benefit Plans

401(k) Plan

We maintained a 401(k) Plan for our employees prior to the asset sale to Group 1. The 401k plan was terminated on December 31, 2003. We have submitted a letter request to the IRS for a determination ruling on the plan’s qualification status under Internal Revenue Code 401 (a). The 401(k) Plan allows eligible employees to defer up to 15%, but no greater than the stated limitation in any plan year, of their pretax compensation in certain investments at the discretion of the employee.

No contributions were made to the plan during the period from January 1, 2003 through September 30, 2003 and for the years ended December 31, 2002, and 2001.

15. Restructuring and Asset Impairments

Restructuring and related charges

In December 2001, we implemented a restructuring plan aimed at streamlining the underlying cost structure. As part of the restructuring plan, we consolidated our Florida facility and implemented a reduction in workforce of approximately 14% or 51 employees and contractors through March 31, 2002.

During the second quarter of 2002, we implemented a new restructuring plan which was executed during the remainder of 2002. The major element of the restructuring plan was to terminate certain employees; as a result, we had a reduction in force of approximately 36% or 94 employees, which brought our total headcount to 164 worldwide. The reductions came from all areas of our Company, and the terminations were substantially completed by December 31, 2002. Our Chief Executive Officer and President, our Executive Vice President—Sales, and Chief Marketing Officer stepped down as part of this restructuring. Further, we decided to proceed with closing several domestic sales offices and international sales offices in Brazil, Mexico and the Netherlands. We also discontinued our marketing services business due to changes in our strategy. The purpose of the restructuring was to bring operating expenses in line with net revenues. The restructuring was substantially completed during 2002.

For the period from January 1, 2003 to September 30, 2003 we had a credit of $5 related to the restructuring and related charges of the prior two years.

	Severance	Lease Termination costs	Total
Accrual balance at December 31, 2001	$150	$252	$402
Non-cash credit in 2002	(50)	(15)	(65)
Cash payment made in 2002	(100)	(234)	(334)

Remaining balance in FY2001 accrual	—	3	3
Restructuring charge incurred in 2002	4,303	303	4,606
Cash payment made in 2002	(1,913)	—	(1,913)
Non-cash charges in 2002	(2,089)	—	(2,089)

Accrual balance at December 31, 2002	301	306	607
Cash payments made in 2003	(153)	(173)	(325)
Non-cash charges applied in 2003	(143)	—	(143)
Non-cash credits in 2003	(5)	—	(5)
Liabilities assumed by Group 1	—	(134)	(134)

Remaining accrual balance	$—	$—	$—

Non-cash charges applied of $143 represented the application of the remaining unpaid severance benefit of a former Chief Executive Officer against his loan balance in accordance with his separation agreement made in August of 2002. The $134 relates to the lease termination accruals assumed by Group 1 as part of the sale of assets.

Asset Impairment

Asset impairment charges of $1,066 incurred in 2002 consist of $796 of goodwill impairment related to the closure of certain operations and a $270 reserve on stockholders’ notes due to the uncertainty of their collectibility.

Asset impairment charge of $3,429 in 2001 consisted of $1,793 reserve on stockholders’ notes due to the uncertainty of their collectibility, $1,187 impairment of prepayments made to a service provider for data center services which is no longer in business for data center services, a $361 reduction in the carrying value of goodwill due to sale of acquired technology to a third party, and $88 of other losses related to the closing of a remote facility due to the consolidation of our operation into our headquarter location.

SAGENT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Related Party Transactions

Agreements and Arrangement with Executive Officers

In August 2000, we entered into an employment agreement with our President and Chief Executive Officer (the Executive). The employment agreement provides that he would receive, among other things two loans:

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

The Executive’s employment with our Company terminated effective August 31, 2002. We forgave the first loan for $750 upon termination of the Executive’s employment in accordance with his employment agreement, which is included in restructuring charges in the Consolidated Statements of Operations for the year ended December 31, 2002. The principal and interest under the second loan is due in August 2005. On June 26, 2003, we sold the note under the second loan for cash proceeds of $1.1 million.

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

Agreements and Arrangements with Directors

We recognized revenues of $0, $65, and $0 in the period from January 1, 2003 to September 30, 2003 and the years ended December 31, 2002 and 2001, respectively, from licenses sold to an entity for which our former Chairman served as a member of its Board of Directors. A member of our Board of Directors is also a former officer of an entity from which we recorded revenue of $97 and $870 for the years ended December 31, 2002 and 2001.

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

17. Estimated Costs of Liquidation

The Company’s operations since September 30, 2003 have been limited to winding-up its business and affairs, selling certain of its remaining assets, discharging its known liabilities, establishing a contingency reserve for payment of expenses and contingent liabilities, and distributing any remaining assets to its stockholders, all in accordance with the plan of dissolution. As a result, the Company changed its basis of accounting to the liquidation basis as of October 1, 2003. Upon changing to the liquidation basis of accounting, which assumes that assets are recorded at their net realizable values, contracted liabilities are reflected at the contracted amounts to be paid or received and estimated costs through the liquidation date are recorded to the extent they are reasonably determinable, the Company recorded a benefit to equity of $8.0 million representing an estimate of the costs to be incurred during dissolution of the Company and an adjustment of the assets to their net realizable value. Actual costs could differ from those estimates.

SCHEDULE II

SAGENT TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2001:
Allowance for returns and doubtful accounts	$4,968	$2,298	$5,596	$1,670
Year Ended December 31, 2002:
Allowance for returns and doubtful accounts	$1,670	$960	$1,241	$1,389
Period from January 1, 2003 to September 30, 2003:
Allowance for returns and doubtful accounts	$1,389	$623	$881	$1,131

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of December 31, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the fourth quarter of fiscal 2003 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company now has two employees, the Chief Executive Officer and the Chief Accounting Officer, and no longer uses the accounting software utilized through September 30, 2003.

PART III

Item 10. Directors and Executive Officers of the Registrant

Concurrent with the closing of the asset sale with Group 1 on October 1, 2003, most of our employees (excluding two executives) resigned and accepted employment with Group 1. Effective October 1, 2003, the process of liquidating our remaining assets, winding up the business, and dissolving the Company is currently being managed by our two executives under the direction of the Board of Directors. Following is a list of our current directors and executive officers and former executives and respective positions within the Company:

Name	Age	Class and Year in Which Term Expires	Principal Occupation
Andre Boisvert (Chairman)	50	Class I, 2006	President and Chief Executive Officer, Sagent Technology, Inc
Steven R. Springsteel	46	Class III, 2005	Senior Vice President, Chief Financial Officer, Verity, Inc.
Ali Jenab	41	Class II, 2004	President and Chief Operating Officer, VA Software Corporation
Irv Lichtenwald	47	Class II, 2004	Former Executive Vice President, Chief Financial Officer and Secretary, Advent Software

Andre Boisvert was appointed as President and Chief Executive Officer in July 2002. Prior to that, Mr. Boisvert has served on our board of directors since April 2001, and was elected Chairman of the Board in January 2002. Mr. Boisvert is currently a partner in a European holding company, Corporate Application Services Holding A/S, which owns several software and services companies throughout continental Europe, the UK and the United States. Mr. Boisvert is also a limited partner in two technology venture funds, SEITF and Ibelay. Mr. Boisvert additionally works as an independent consultant and has consulted for other high tech companies such as Microsoft and Hyperion Solutions Inc. Previously, Mr. Boisvert served as President and Chief Operating Officer of SAS Institute, Inc. from January 2000 through February 2001; Special General Partner of Southeast Interactive Technology Funds from July 1996 through December 1999 where he served as interim CEO for two of the fund’s portfolio companies; and as Senior Vice President at SEER Technologies Inc, an IBM—CS First Boston joint venture, where Mr. Boisvert played a pivotal role in bringing the company public. Prior to SEER, Mr. Boisvert held several executive positions with Cognos Corporation, Wang Laboratories Inc. and Oracle Corporation, where he held the position of Senior Vice President, Worldwide Marketing. Mr. Boisvert started his career in 1976 when he joined IBM Corporation and where he spent thirteen years in multiple technical, sales, marketing and senior management positions. In addition to sitting on the board of directors of Sagent, Mr. Boisvert sits on the board of several privately held companies, as well as that of VA Software (Nasdaq: LNUX).

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

EXECUTIVE OFFICERS

In addition to Mr. Boisvert whose information is described above, currently, our only other executive officer is Patricia Szoka, age 39, who has served as our Chief Accounting Officer since January 2003. Prior to joining Sagent in August 2001, Ms. Szoka was Controller of XACCT Technologies, Inc., a provider of business intelligence software. She also held senior finance and sales positions at Synopsys, Inc., Romac International and Wells Fargo Bank, where she was Vice President and Group Controller of the Business Banking Group. Ms. Szoka started her career with Touche Ross in 1986 where she obtained her license as a Certified Public Accountant. Ms. Szoka received her Bachelor in Business Administration from Boston College.

Former officers, who served through October 1, 2003:

Arthur Parker served as our Executive Vice President and General Manager - Europe, Middle East and Africa, since January 2001. Prior to joining us, Mr. Parker worked at IBM, where he served as Vice President, Global Business Intelligence Solutions, IBM EMEA. Mr. Parker also served as a board member of IBM UK and General Manager of IBM S/390 Server Business, IBM EMEA. Mr. Parker earned his B.S. degree from Leeds University.

Steve Walden served as our Vice President and General Manager, Centrus since July 2001. Prior to joining us at Sagent, Mr. Walden held various senior management positions at Qualitative Marketing Software from June 1996 through September 1999 when QMS was acquired by Sagent.

There are no family relationships among any of our directors or executive officers.

Item 11. Executive Compensation

The following table sets forth information concerning compensation that we paid during the last three fiscal years to our Chief Executive Officer and each of our four other most highly compensated executive officers (including former executive officer) who were serving as executive officers during fiscal years noted below.

We do not grant stock appreciation rights and have no long-term compensation benefits other than stock options.

Summary Compensation Table

		Annual Compensation		Long-term Compensation Awards		All Other Compensation ($)(1)
Name	Year	Salary ($)	Bonus ($)	Restricted Shares (#)	Securities Underlying Options (#)
Andre Boisvert (2) President and Chief Executive Officer	2003 2002 2001	480,000 144,000 —	— — —	— — —	— 1,080,000 15,000	— 230,000 —

Patricia Szoka (4) Chief Accounting Officer	2003 2002 2001	174,914 132,901 40,231	122,750 13,877 —	— — —	150,000 2,500 50,000	— — —

Arthur Parker (3) Former Executive Vice President and General Manager - Europe, Middle East & Africa	2003 2002 2001	147,979 230,220 229,400	267,488 193,976 244,500	— — —	— — 303,125	— — 243,100

Steven R. Springsteel (5) Former Executive Vice President, Chief Operating Officer and Chief Financial Officer	2003 2002 2001	57,351 254,236 33,962	— 81,340 40,716	— — —	— 1,000,000 250,000	— — —

(1)	Other annual compensation in the form of perquisites and other personal benefits, securities or property has been omitted in those cases where the aggregate amount of such compensation is the lesser of either $50,000 or 10% of the total of annual salary and bonus for the executive officer.
(2)	Mr. Boisvert served as Chairman of the Board since 2001 and assumed the role as President and Chief Executive Officer in July 2002. His “other compensation” consisted of $40,000 in retainer fees and $190,000 in management consulting fees.
(3)	Mr. Parker’s “other compensation” in 2001 consisted of $243,100 signing bonus.
(4)	Ms. Szoka was hired in August 2001 at an annual salary of $125,000.
(5)	Mr. Springsteel resigned on January 10, 2003.

Option Grants in 2003

The following table sets forth information regarding options granted during fiscal year 2003 to each of the persons named in the Summary Compensation Table. We have never granted any stock appreciation rights. All option grants listed below were made under our 1998 Stock Plan.

Option Grants During Year Ended December 31, 2003

Individual Grant
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted in Fiscal Year (1)	Exercise Price ($/Share) (2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
					5%($)	10%($)
Andre Boisvert	—	—	—	—	—	—
Patricia Szoka	150,000	—	$0.23	1/19/2013	—	—
Arthur Parker	—	—	—	—	—	—
Steven R. Springsteel	—	—	—	—	—	—

(1)	Based on an aggregate of 2,687,000 shares subject to options granted to employees pursuant to our 1998 Stock Option Plan and 2000 Non-Qualified Stock Option Plan in the fiscal year ended December 31, 2003, including shares granted to the named executive officers.
(2)	All options were granted at exercise prices at the fair market value of our common stock on the date of grant.
(3)	The potential realizable value is calculated based on the term of the ten-year option and assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates comply with the rules promulgated by the Securities and Exchange Commission and do not represent a prediction of our future stock price performance. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

Aggregated Option Exercises in Fiscal 2003 and Year-End Option Values

The following table sets forth information with respect to persons named in the Summary Compensation Table concerning exercised and unexercised options held during the year which were canceled as of December 31, 2003. Except as otherwise indicated, all options were granted under our 1998 Stock Plan.

Name	Shares Acquired On Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options Canceled by Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End*
			Exercisable	Unexercisable	Exercisable	Unexercisable
Andre Boisvert	—	—	1,080,000	—	—	—
Patricia Szoka	—	—	183,750	18,750	—	—
Arthur Parker	—	—	—	—	—	—
Steven R. Springsteel	—	—	—	—	—	—

*	Based on the $0.12 per share closing price of our common stock on December 31, 2003 (the last market trading day in 2003).

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

During 2003, no options were granted to non-employee directors.

Cash Payments

Members of our Board of Directors receive $2,000 for each board meeting attended for services and are reimbursed for out-of-pocket expenses they incur in connection with attendance at meetings. In addition, Committee members receive an additional $1,000 for each committee they serve on.

Compensation Committee Interlocks and Insider Participation

During 2003, the members of our compensation committee consisted of Irv Lichtenwald, Ali Jenab and Steve Springsteel. No interlocking relationship exists between the Board or compensation committee and the board of directors or compensation committee of any other company, nor has an interlocking relationship existed in the past. One of our executive officers currently serves as a member of the board of directors and compensation committee of an entity that has one executive officer serving as a member of the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

To our knowledge, the following table sets forth certain information with respect to beneficial ownership of our common stock, as of March 30, 2004, for:

•	each person whom we know beneficially owns more than 5% of our outstanding common stock;

•	each of our directors;

•	each of the executive officers (including former officers) named in the Summary Compensation Table (the “named executives”); and

•	our directors, named executives and other executive officers as a group.

Unless otherwise indicated, the address of each of the stockholders below is c/o Sagent Technology, Inc., P.O. Box B.D., Los Altos, CA, 94023. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock shown held by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes shares of common stock, underlying options or warrants held by such person that are exercisable within 60 calendar days of March 30, 2004, but excludes shares of common stock underlying options or warrants held by any other person. Percentage of beneficial ownership is based on 47,109,843 shares of common stock outstanding as of March 30, 2004.

	Number of Shares Beneficially Owned	Percentage of Ownership
5% Stockholders:
David T. Lu (1) 1117 E. Putnam Ave #320 Riverside CT 06878	3,512,096	7.53%

Directors and Executive Officers:
All officers and directors as a group (5 persons)*	—	—

*	2,509,375 vested stock options held by directors and officers were cancelled as of December 31, 2003. Please see Note 10 which discusses termination of plans as of December 31, 2003.
(1)	Based on Schedule 13G filed with the SEC on February 17, 2004.

Item 13. Certain Relationships and Related Transactions

Other than the director and executive officer compensation arrangements described above, there has not been since the beginning of our last fiscal year, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party, in which the amount involved exceeds $60,000, and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of these people had or will have a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees paid to the Company’s independent auditor, KPMG LLP, for fiscal years 2003 and 2002.

Audit and Non-Audit Fees

	2003		2002
Audit Fees	$239,000	(1)	$410,000
Audit-Related Fees	$175,000	(2)	$—
Tax Fees	$160,000	(3)	$142,000
All Other Fees	$—		$15,000

Total	$574,000		$567,000

(1)	Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements, quarterly review of financial statements included in the Company’s Forms 10-Q, services in connection with registration statements filed with the U.S. Securities and Exchange Commission, and audit services provided in connection with other statutory and regulatory filings.
(2)	Audit-related fees include professional services related to agreed upon procedures and, an audit of the balance sheet in connection with the sale of assets to Group 1.
(3)	Tax fees include professional services rendered in connection with tax compliance and preparation and for tax consulting and planning services.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(b) Report on Form 8-K

On February 5, 2004, we filed a Form 8-K to report the end of the indemnification period with Group 1 and purchase price adjustment has not yet been determined.

(c) Exhibits

See Item 15(a)(3), above.

(d) Financial Statement Schedules

See Item 15(a)(2), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on March 30, 2004.

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

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDRE BOISVERT Andre Boisvert	President, Chief Executive Officer and Chairman and Director (Principal Executive Officer)	March 30, 2004

/s/ PATRICIA SZOKA Patricia Szoka	Chief Accounting Officer	March 30, 2004

/s/ STEVEN R. SPRINGSTEEL Steven R. Springsteel	Director	March 30, 2004

/s/ ALI JENAB Ali Jenab	Director	March 30, 2004

/s/ IRV H. LICHTENWALD Irv H. Lichtenwald	Director	March 30, 2004

INDEX TO EXHIBITS

Number	Title
2.1(10)	Asset Purchase Agreement dated April 15, 2003 between the Registrant and Group 1 Software, Inc.

3.1(1)	Certificate of Incorporation of Registrant.

3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.3(1)	Bylaws of Registrant.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(2)	Common Stock Rights Agreement dated February 15, 2001 between the Registrant and the parties named therein.

4.3(4)	Common Stock Rights Agreement dated July 23, 2001 between the Registrant and the parties named therein.

10.1(1)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2(1)*	1998 Stock Plan and related agreements.

10.3(1)*	1999 Employee Stock Purchase Plan and related agreements

10.4(1)*	1999 Director Option Plan and related agreements.

10.6(1)*	Master Equipment Lease Agreement, dated September 28, 1998 between the Registrant and Dell Financial Services, L.P.

10.7(1)	Standard Office Lease, dated June 1, 1998, by and between the Registrant and Asset Growth Partners, Ltd., and the Amendment thereto.

10.8(1)+	Development and Licensing Agreement, dated January 22, 1997, between the Registrant and Abacus Concepts, Inc.

10.9(1)+	Microsoft License and Distribution Agreement, dated August 23, 1996, between the Registrant and Microsoft Corporation.

10.10(1)+	Sagent KK Non-Exclusive Japanese Distribution Agreement, dated as of December 17, 1997, between Sagent KK Japan and Kawasaki Steel Systems R&D Corporation.

10.11(1)	Form of Sagent Technology, Inc. End User Software License Agreement.

10.12(1)+	OEM Software License Agreement, effective March 31, 1998, between the Registrant and Siebel Systems, Inc.

10.13(1)	Form of Sagent Technology, Inc. Software Maintenance and Technical Support Agreement.

10.14(1)	Form of Sagent Technology, Inc. Agreement for Consulting Services.

10.15(1)	Form of Sagent Technology, Inc. Agreement for Subcontractor Consulting Services.

10.16(1)	Form of Evaluation Agreement.

10.17(1)	Notes, dated February 1, 1999 between the Registrant and Virginia Walker.

10.18(1)	Notes, dated February 1, 1999 between the Registrant and Virginia Walker.

10.19(1)+	Solution Provider Agreement, effective June 27, 1997, between the Registrant and Unisys Corporation.

10.20(1)*	Executive Change of Control Policy.

10.21(1)+	Software License and Services Agreement, dated March 31, 1998, between the Registrant and Siebel Systems, Inc.

10.24(1)	Nonexclusive International Software Value Added Reseller (“VAR”) Agreement, dated December 8, 1997, between the Registrant and Opalis S.A.

10.25(2)*	Employment Agreement dated August 4, 2000, between the Registrant and Ben C. Barnes.

Number	Title
10.26(2)*	Offer letter dated May 9, 2000, between the Registrant and David Eliff.

10.27(2)	Common Stock Purchase Agreement dated February 15, 2001, between the Registrant and the parties named therein.

10.28(3)*	Service Agreement, dated January 1, 2001, between the Registrant and Arthur Parker.

10.29(4)	Stock Purchase Agreement dated July 23, 2001, between the Registrant and the parties named therein.

10.30(6)*	Offer letter dated October 9, 2001, between the Registrant and Richard Ghiossi.

10.31(6)*	Offer letter dated October 31, 2001, between the Registrant and Steven R. Springsteel, and addendum dated November 16, 2001.

10.32(6)*	Settlement Agreement and Mutual Release dated December 31, 2001, between the Registrant and Kenneth C. Gardner

10.33(7)*	Agreement dated July 22, 2002, between the Registrant and Steven R. Springsteel

10.34(7)*	Agreement dated July 22, 2002, between the Registrant and Andre M. Boisvert.

10.35(7)*	Agreement dated August 1, 2002, between the Registrant and John Maxwell.

10.36(7)*	Separation Agreement and Release executed on October 7, 2002, between the Registrant and Ben C. Barnes.

10.37(7)*	Separation Agreement and Release executed on September 30, 2002, between the Registrant and Richard Ghiossi.

10.38(8)	Investor’s Rights Agreement, dated November 1, 2002, between the Registrant and CDC Software Corporation.

10.39(8)	Note and Warrant Purchase Agreement, dated October 24, 2002, between the Registrant and CDC Software Corporation.

10.40(8)	Security Agreement, dated October 24, 2002, between the Registrant and CDC Software Corporation.

10.41(8)	Security Promissory Note, dated November 1, 2002, between the Registrant and CDC Software Corporation.

10.42(8)	Warrant, dated November 1, 2002, issued by Registrant to CDC Software Corporation.

10.43(8)	Security Promissory Note, dated December 31, 2002, between the Registrant and CDC Software Corporation.

10.44(8)	Warrant, dated December 31, 2002, issued by Registrant to CDC Software Corporation.

10.45(9)	Warrant, dated November 1, 2002, issued by Registrant to Baruch Halpern and Shoshana Halpern

10.46(9)	Warrant, dated November 1, 2002, issued by Registrant to David Dohrmann.

10.47(9)	Warrant, dated December 31, 2002, issued by Registrant to Baruch Halpern and Shoshana Halpern

10.48(9)	Warrant, dated December 31, 2002, issued by Registrant to David Dohrmann.

16.1(5)	Letter dated as of October 18, 2000 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.

23.1	Consent of KPMG LLP, Independent Accountants.

24.1	Power of Attorney (included on signature page).

31.1	Chief Executive Officer certification pursuant to Rules 13a–14(a) and 15d–14(a) of the Exchange Act.

31.2	Chief Accounting Officer certification pursuant to Rules 13a–14(a) and 15d–14(a) of the Exchange Act.

32.1	Chief Executive Officer and Chief Accounting Officer certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (No. 333-71369), declared effective by the Securities and Exchange Commission (SEC) on April 14, 1999.
(2)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(3)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.
(4)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2001.
(5)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 19, 2000.
(6)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2002.

(7)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002.
(8)	Incorporated by reference to the exhibit to the Registrant’s Form S-3 filed with the SEC on December 31, 2002.
(9)	Incorporated by reference to the exhibit to the Registrant’s Form S-3/A filed with the SEC on March 14, 2003.
(10)	Incorporated by reference to the exhibit to the Registrant’s Current Report on 8-K filed with the SEC on April 17, 2003.
*	Denotes management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.