Form 10-Q
period 2004-03-31
S Wind-up CORP
filed 2004-05-12
CIK 1058425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 000-25315

S WIND-UP CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	94-3225290
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

P.O. BOX BD

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

As of May 1, 2004, Registrant had 47,109,843 shares of common stock issued and outstanding.

S WIND-UP CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2004

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

S WIND-UP CORPORATION

STATEMENT OF NET ASSETS IN LIQUIDATION

(In thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$6,198	$6,065
Accounts receivable	—	34
Amount due from shareholder	100	—
Amount due from Group 1 Software, Inc.	—	1,635
Other assets	10	33

Total assets	$6,308	$7,767

LIABILITIES
Accounts payable and accrued liabilities	$287	$1,147
Accrued costs of liquidation	555	1,280

Commitments and contingencies
Total liabilities	$842	$2,427

Net assets in liquidation	$5,466	$5,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S WIND-UP CORPORATION

UNAUDITED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(In thousands)

Three Months Ended March 31,
2004
Net increase in net assets in liquidation:
Interest income	$14
Refunds of utility payments	10
Amount due from shareholder	100

Net increase in net assets in liquidation	126
Net assets in liquidation, beginning of period	5,340

Net assets in liquidation, March 31, 2004	5,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S WIND-UP CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

Three Months Ended March 31, 2003
Revenue:
License	$3,858
Service	3,563

Total revenue	7,421

Cost of revenue:
License	505
Service	1,457

Total cost of revenue	1,962

Gross profit	5,459

Operating expenses:
Sales and marketing	3,977
Research and development	2,202
General and administrative	1,215
Stock-based compensation	0
Restructuring credit	(5)

Total operating expenses	7,389

Loss from operations	(1,930)
Interest income (expense), net	(2,624)
Other income (expense), net	98

Net loss before income taxes	(4,456)
Provision for income taxes	171

Net loss	$(4,627)

Basic and diluted net loss per share	$(0.10)

Shares used in computing basic and diluted net loss per share	46,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S WIND-UP CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

Three Months Ended March 31, 2003
Cash flows from operations:
Net loss	$(4,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	723
Amortization of warrant costs	1,715
Accrued interest on short-term loan	204
Restructuring credit	(5)
Loss on disposal of property and equipment	0
Stock-based compensation	0
Minority interest in losses of subsidiary	(131)
Changes in operating assets and liabilities:
Accounts receivable	761
Other current assets	965
Other assets	163
Accounts payable	(185)
Accrued liabilities	(2,145)
Deferred revenue	(15)
Other long-term liabilities	(25)

Net cash used in operating activities	(2,602)

Cash flows from investing activities:
Purchase of property and equipment	(6)

Net cash used in investing activities	(6)

Cash flows from financing activities:
Payments of principal under capital lease obligations	(411)
Payment of short-term debt	(4,577)

Net cash used in financing activities	(4,988)

Effect of exchange rate changes	32

Net decrease in cash and cash equivalents	(7,564)

Cash and cash equivalents, beginning of the period	9,711

Cash and cash equivalents, end of the period	$2,147

Supplemental disclosure of cash flow information:
Cash payments for interest	$18
Cash payments for taxes	$69

Supplemental disclosure of non-cash investing and financing activity:
Net settlement of severance and note receivable from officers	$143
Equipment acquired under capital leases	$0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S WIND-UP CORPORATION

NOTES TO CON DENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except where noted)

References in this quarterly report to “S Wind-up,” “we,” “our” and “us” refer to S Wind-up Corporation and its subsidiaries, unless the context otherwise requires.

NOTE 1. SALE OF SUBSTANTIALLY ALL ASSETS, ACCOUNTING BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING BASIS POLICIES

Liquidation Basis of Accounting and Sale of Substantially all Assets

The accompanying consolidated financial statements of S Wind-up Corporation (formerly Sagent Technology, Inc.) have been prepared without audit (except for the balance sheet information as of December 31, 2003, which is derived from our audited financial statements). Certain information and note disclosures normally included in financial statements have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant assumptions inherent in the preparation of the accompanying financial statements include, but are not limited to, accrued costs of liquidation and commitments and contingencies. Actual results could differ from those estimates.

On April 15, 2003, we entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of our assets to Group 1 Software, Inc. (“Group 1”).

On October 1, 2003, the asset sale contemplated by the Asset Purchase Agreement was consummated.

Effective with the closing, we received $13.0 million in the form of $5.6 million in cash and the assumption of $7.4 million in secured loans and accrued interest payable to Group 1 under a bridge loan. Under the terms of the Asset Purchase Agreement, Sagent retained approximate $1.5 million in cash, certain other assets and liabilities for outstanding litigation and approximately $1.2 million of accrued compensation payable to key officers. In addition, pursuant to the terms of the Asset Purchase Agreement, Group 1 withheld $4.0 million of the purchase price pending final resolution of the net book value of assets and liabilities acquired and appropriate indemnification claims (the “purchase price adjustment”), which was finalized at $2.0 million, resulting in an adjusted purchase price of $15.0 million. On March 10, 2004, we received $1.6 million of the final $2.0 million of cash proceeds; the remaining $0.4 million in cash is being withheld for potential contingency claims.

Our remaining assets consist primarily of cash.

Pursuant to the plan of dissolution, which was approved by stockholders on September 30, 2003, since October 1, 2003, our operations have been limited to winding-up our business and affairs, selling our remaining assets and discharging our known liabilities. We plan to distribute any remaining assets to our stockholders, all in accordance with the plan of dissolution. As a result, we changed our basis of accounting to the liquidation basis as of October 1, 2003. Under the liquidation basis of accounting, assets and liabilities are reflected at the estimated amounts to be paid or received; however actual costs could differ from those estimates. Distributions ultimately made to stockholders upon liquidation will differ from the “net assets in liquidation” recorded in the accompanying Statement of Net Assets in Liquidation as a result of future operations, the sale proceeds ultimately received by us and adjustments, if any, to estimated costs of liquidation. The accompanying historical statements of operations and cash flows for three months ended March 31, 2003 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course of business.

It is our intention to settle our outstanding obligations and sell our remaining assets as expeditiously as possible. Final dissolution and related distributions to stockholders will occur upon obtaining final resolution on all liquidation issues and finalization of the $0.4 million purchase price adjustment with Group 1.

Pursuant to the plan of dissolution, we filed Articles of Dissolution with the Secretary of State of the State of Delaware on April 15, 2004. We also filed Articles of Amendment to change our name from Sagent Technology, Inc. to S Wind-up Corporation, effective April 15, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of S Wind-up and its wholly-owned subsidiaries, Qualitative Marketing Software, Inc. (QMS), Sagent Australia Pty Ltd and Sagent Benelux, and its former wholly-owned subsidiaries, Sagent de Brazil, Sagent de Mexico, Sagent U.K., Ltd., Sagent Technology GmbH, Sagent France, S.A., Sagent Technology Japan KK, and Sagent Asia/Pacific Pte Ltd. through the time the subsidiary was sold or liquidated. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase. Our cash and cash equivalents at March 31, 2004 consisted of deposits and money market funds maintained with major financial institutions.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are comprised principally of cash and cash equivalents. We invest excess cash through banks, primarily in highly liquid securities, and have investment policies and procedures that are reviewed periodically to minimize credit risk.

NOTE 2. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31, 2004	December 31, 2003
Employee compensation and benefits	$287	$1,117
Other	—	30

Total	$287	$1,147

NOTE 3. LEGAL PROCEEDINGS

Legal Proceedings

From time to time, we have been subject to pending or threatened litigation. We are currently engaged in certain legal and administrative proceedings incidental to our previous business activities and current dissolution efforts and believe that these matters will not have a material adverse effect on our financial position. However, the results of legal proceedings cannot be predicted with certainty. Pending or future litigation could be costly and could upon resolution, have a material adverse affect on our financial position.

In January 2004, Consolidated Freightways Corp. trustee filed a complaint against us to avoid and recover certain preferential transfers. Payments totaling $12 have been alleged in the complaint.

On January 28, 2004, plaintiff Comparion, Inc. (“Comparion”) filed a Complaint against Arthur N. Alderson (“Alderson”), Sagent Technology, Inc. (“Sagent”), and Group 1 Software, Inc. (“Group 1”) that asserted claims for breach of fiduciary duty, conversion, “fraudulent agreement,” “fraudulent bank transfer,” “fraud in contracting,” “computer forgery” in violation of O.C.G.A. § 16-9-93(d), “computer theft” in violation of O.C.G.A. § 16-9-93(a)(3), tortious interference with business relations, tortious interference with contract, breach of contract and three claims based on alleged violations of Georgia’s civil “RICO” statute (O.C.G.A. § 16-14-4(a), O.C.G.A. § 16-14-4(b), and O.C.G.A. § 16-14-4(c)). Plaintiff’s allegations did not describe which of the claims were directly specifically to Sagent.

On February 5, 2004, plaintiff Comparion, through its counsel, granted an extension of time, through and including March 22, 2004, for Sagent to answer or otherwise respond to the Complaint.

On February 16, 2004, Sagent, through its litigation counsel, directed formal notice to plaintiff Comparion and its attorney that, unless the claims were withdrawn voluntarily and in full, Sagent, pursuant to Georgia’s “abusive litigation” statute, O.C.G.A. § 51-7-84, would seek to recover its attorneys’ fees and expenses incurred in defending the suit. On April 12, 2004, the Parties executed a Tri-Party Settlement Agreement and Release and on April 14, 2004, a Voluntary Order of Dismissal With Prejudice was filed with the Court of Fulton County, State of Georgia.

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

We have agreements in place with our directors and officers whereby we indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a tail director and officer insurance policy, which may enable us to recover a portion of any future amounts paid.

NOTE 4. SUBSEQUENT EVENTS

On April 6, 2004, our transfer agent completed an initial distribution of $0.10 for each share of Sagent common stock held to each stockholder of record as of March 31, 2004 pursuant to the Plan of Liquidation and Dissolution.

Pursuant to the plan of dissolution approved by the stockholders on September 30, 2003, we filed Articles of Dissolution with the Secretary of State of the State of Delaware on April 15, 2004. We also filed Articles of Amendment to change our name from Sagent Technology, Inc. to S Wind-up Corporation, effective April 15, 2004.

On April 16, 2004, a final meeting of the board of directors was held during which a trailing director was elected and an accounting agent retained to manage the remaining wind down and liquidation process until early 2005, at which time a trustee will be retained to manage the remaining dissolution process. At the final board meeting, the two remaining officers resigned.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on a number of assumptions by us about the future, usually based on current conditions. These assumptions may or may not prove to be correct and, as a result, our own forward-looking statements may also be inaccurate. On the other hand, based on what we know today and what we expect in the future, we believe that the forward-looking statements we make in this report are reasonable. In most cases, when we use words like “believe,” “expect,” “estimate,” “anticipate,” “project,” “plan,” or “predict” to describe something which has not yet occurred, we are making a forward-looking statement. These forward-looking statements involve risks and uncertainties. These risks and uncertainties include that we may have underestimated the amount of our obligations and liabilities, risks associated with our liquidation and dissolution, including without limitation, settlement of our liabilities and obligations, costs incurred in connection with carrying out the plan of liquidation and dissolution and any potential additional expense, discharge of contingent liabilities, and the winding up and dissolution of the Corporation.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results or distributions and represent our expectations only as of the date they are made.

Upon the sale of substantially all of our operating assets to Group 1 on October 1, 2003, most of our employees resigned and accepted employment with Group 1 and we ceased operations. We cannot list here all of the risks and uncertainties that could cause our actual future financial results to differ materially our present expectations or projections regarding estimated distribution to stockholders but we can identify many of them. For example, our future results could be affected by the cost of satisfying currently known liabilities, the need to satisfy unanticipated liabilities that might arise in the future, the expenses of dissolving and winding up our business, and the price at which S Wind-up stock may be held or sold. It is important to remember that forward-looking statements speak only as of the date when they are made and we do not promise that we will publicly update or revise those statements whenever conditions change or future events occur. Accordingly we do not recommend that any person seeking to evaluate our Company should place undue reliance on any forward-looking statements in this report.

The following discussion and analysis should be read in conjunction with our financial statements and the notes in Item 3, Legal Proceedings.

Critical Accounting Policies and Estimates

Our discussion and analysis of our historical and liquidation based financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to accrued costs of liquidation and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our historical and liquidation based consolidated financial statements:

Contingent Liabilities

Our estimated range of liability related to some of the historical litigation had been based on claims for which we could reasonably estimate the amount and range of loss (as discussed in Note 3. Legal Proceedings). Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to any pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our financial position.

Accrued Costs of Liquidation and Effects of Change to Liquidation Basis

Pursuant to the plan of dissolution, which was approved by stockholders on September 30, 2003, since October 1, 2003, our operations have been limited to winding-up our business and affairs, selling our remaining assets and discharging our known liabilities. We plan to distribute any remaining assets to our stockholders in accordance with the plan of dissolution. As a result, we changed our basis of accounting to the liquidation basis as of October 1, 2003. Under the liquidation basis of accounting, assets and liabilities are reflected at the estimated amounts to be paid or received; however actual costs could differ from those estimates. Distributions ultimately made to stockholders upon liquidation will differ from the “net assets in liquidation” recorded in the accompanying Statement of Net Assets in Liquidation as a result of future operations, the sale proceeds ultimately received by us and adjustments, if any, to estimated costs of liquidation. The accompanying historical statements of operations and cash flows for three months ended March 31, 2003 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course of business.

It is our intention to settle our outstanding obligations and sell our remaining assets as expeditiously as possible. Final dissolution and related distributions to stockholders will occur upon obtaining final resolution on all liquidation issues and finalization of the $0.4 million purchase price adjustment with Group 1.

At March 31, 2004, the following represents the estimated costs of liquidation (in thousands):

Officer compensation and benefits	$36
Legal, audit and tax services	$145
Other estimated costs of liquidation	$374

Total	$555

Comparison of our Changes in Net Assets in Liquidation for the Three Months Ended March 31, 2004 compared to our Results of Operations for the Three Months Ended March 31, 2003

This financial review should be read in conjunction with the accompanying consolidated financial statements and notes. On October 1, 2003, we completed the sale of substantially all of our operating assets to Group 1 and ceased preparing our financial statements on a going concern basis under generally accepted accounting principles. Accordingly, changes in net assets in liquidation for the three months ended March 31, 2004 are not comparable to the results of operations for the three months ended March 31, 2003. Effective October 1, 2003 we adopted the liquidation basis of accounting which is described in detail in Note 1 to the accompanying consolidated financial statements. In the current fiscal year we had no operations. Therefore, there is no discussion of operations in this financial review.

Liquidity and Capital Resources

As of March 31, 2004, our net assets in liquidation were $5.5 million, including primarily cash and cash equivalents of $6.2 million. During the quarter ended March 31, 2004, we extinguished $1.6 million of our accounts payable and accrued costs of liquidation. We also recorded $14 of interest income, $10 of utility payment refunds and a note receivable from shareholder for $100.

Outstanding Liabilities

At March 31, 2004, we had $842 in accounts payable and accrued costs of liquidation. Our cash is being used to pay our outstanding liabilities and obligations, and to establish a reserve for future liabilities and expenses. Any cash not used to satisfy liabilities and expenses will be distributed to stockholders. It is our intention to settle our outstanding obligations and sell our remaining assets as expeditiously as possible. Final dissolution of the Company and related distributions to our stockholders will occur upon obtaining final resolution of all liquidation issues.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

We are exposed to certain market risks, including the effects of adverse changes in interest rates. Our exposure to such changes results from cash deposits managed by Bank of America and Banc of America Investment Services, Inc. As of December 31, 2003 and March 31, 2004, we have no financial instruments in place to manage the impact of changes in interest rates. We estimate that a 1% increase or decrease in interest rates would have impacted our income from these assets by less than $60,000 for the year ended December 31, 2003 and $15,000 for the three months ended March 31, 2004.

Item 4.	Controls and Procedures

As of October 1, 2003, S Wind-up Corporation sold substantially all of its assets and began the orderly dissolution and liquidation of its assets. As S Wind-up currently has no on-going operations, chief executive officer, principal financial officers, principal accounting officer or employees, it is unable to perform the evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).

S WIND-UP CORPORATION

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we have been subject to pending or threatened litigation. We are currently engaged in certain legal and administrative proceedings incidental to our previous business activities and current dissolution efforts and believe that these matters will not have a material adverse effect on our financial position. However, the results of legal proceedings cannot be predicted with certainty. Pending or future litigation could be costly and could upon resolution, have a material adverse affect on our financial position.

Item 2.	Use of Proceeds

Approval of Initial Distribution. On March 29, 2004, our board of directors announced its authorization of an initial distribution to its stockholders out of the proceeds of the sale of substantially all of its assets to Group 1 Software, Inc.

As a result, an initial distribution to each stockholder of record as of March 31, 2004 of $0.10 for each share of Sagent common stock held as of such record date pursuant to the Plan of Liquidation and Dissolution approved by the stockholders on September 30, 2003 was completed our transfer agent on April 6, 2004.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

A report on Form 8-K dated March 30, 2004 under Item 5 was filed with the Commission on March 30, 2004.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Irv H. Lichtenwald	Date: May 14, 2004

Irv H. Lichtenwald, Director

CERTIFICATIONS

As of October 1, 2003, S Wind-up Corporation. (the “Company”) sold substantially all of its assets and began the orderly dissolution and liquidation of its remaining assets. As the Company currently has no ongoing operations, chief executive officer, principal financial officers, principal accounting officer or employees, it is unable to make the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act.