Form 10-Q
period 2004-06-30
S Wind-up CORP
filed 2004-08-06
CIK 1058425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2004

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

As of August 1, 2004, Registrant had 47,109,843 shares of common stock issued and outstanding.

S WIND-UP CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

S WIND-UP CORPORATION

STATEMENT OF NET ASSETS IN LIQUIDATION

(In thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$965	$6,065
Accounts receivable	—	34
Amount due from shareholder	100	—
Amount due from Group 1 Software, Inc.	281	1,635
Other assets	5	33

Total assets	$1,351	$7,767

LIABILITIES
Accounts payable and accrued liabilities	$—	$1,147
Accrued costs of liquidation	306	1,280
Commitments and contingencies	—	—

Total liabilities	306	2,427

Net assets in liquidation	$1,045	$5,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S WIND-UP CORPORATION

UNAUDITED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(In thousands)

	Three months ended June 30, 2004	Six months ended June 30, 2004
Net increase (decrease) in net assets in liquidation:
Interest income	$4	$18
Refunds of utility and state tax payments	5	17
Amount due from shareholder	—	100
Amount due from Group 1	281	281
Initial distribution to stockholders	(4,711)	(4,711)

Net decrease in net assets in liquidation	(4,421)	(4,295)
Net assets in liquidation, beginning of period	5,466	5,340

Net assets in liquidation, June 30, 2004	$1,045	$1,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S WIND-UP CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Revenue:
License	$4,022	$7,880
Service	3,556	7,119

Total revenue	7,578	14,999

Cost of revenue:
License	584	1,055
Service	1,425	2,882
Impairment of licensed technology	—	—

Total cost of revenue	2,009	3,937

Gross profit	5,569	11,062
Operating expenses:
Sales and marketing	3,927	7,938
Research and development	2,278	4,480
General and administrative	1,076	2,291
Stock-based compensation	—	—
Restructuring costs (credits)	—	(5)

Total operating expenses	7,281	14,704

Loss from operations	(1,712)	(3,642)
Interest income (expense), net	(166)	(2,790)
Other income (expense), net	(30)	68

Net loss before income taxes	(1,908)	(6,364)
Provision for income taxes	160	331

Net loss	$(2,068)	$(6,695)

Basic and diluted net loss per share	$(0.04)	$(0.14)

Shares used in computing basic and diluted net loss per share	46,684	46,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S WIND-UP CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

Six Months Ended June 30, 2003
Cash flows from operations:
Net loss	$(6,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,410
Amortization of warrant cost	1,715
Accrued interest on short-term loan	143
Asset impairments	—
Restructuring costs	(5)
Net loss on disposal of property and equipment	—
Gain from sale and collection of officer and shareholder notes	(562)
Stock-based compensation	—
Minority interest in earnings of subsidiary	(131)
Changes in operating assets and liabilities:
Accounts receivable	(496)
Other current assets	1,096
Other assets	379
Accounts payable	(267)
Accrued liabilities	(1,610)
Deferred revenue	252
Other long-term liabilities	(51)

Net cash used in operating activities	(4,822)

Cash flows from investing activities:
Purchase of property and equipment	(22)
Proceeds from the sale and collection of officer and shareholder notes	1,435
Purchase of minority interest	(300)

Net cash provided by investing activities	1,113

Cash flows from financing activities:
Payments of principal under capital lease obligations	(1,328)
Restricted cash	775
Proceeds from short-term debt	7,000
Payments of short-term debt	(7,143)
Repurchase of warrant	(500)
Proceeds from exercise of stock options and warrants	69

Net cash used in financing activities	(1,127)

Effect of exchange rate changes	(45)

Net decrease in cash and cash equivalents	(4,881)

Cash and cash equivalents, beginning of the period	9,711

Cash and cash equivalents, end of the period	$4,830

Supplemental disclosure of cash flow information:
Cash payments for interest	$238
Cash payments for taxes	$201
Supplemental disclosure of non-cash investing and financing activity:
Equipment acquired under capital leases	$11

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S WIND-UP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Effective with the closing, we received $13.0 million in the form of $5.6 million in cash and the assumption of $7.4 million in secured loans and accrued interest payable to Group 1 under a bridge loan. Under the terms of the Asset Purchase Agreement, we retained approximate $1.5 million in cash, certain other assets and liabilities for outstanding litigation and approximately $1.2 million of accrued compensation payable to key officers. In addition, pursuant to the terms of the Asset Purchase Agreement, Group 1 withheld $4.0 million of the purchase price pending final resolution of the net book value of assets and liabilities acquired and appropriate indemnification claims (the “purchase price adjustment”), which was finalized at $2.0 million, resulting in an adjusted purchase price of $15.0 million. On March 10, 2004, we received $1.6 million of the final $2.0 million of cash proceeds; the remaining $0.4 million in cash was being withheld for potential contingency claims. On July 4, 2004, we received $0.3 million as final payment from Group 1.

Our remaining assets consist primarily of cash.

Pursuant to the plan of dissolution, which was approved by stockholders on September 30, 2003, since October 1, 2003, our operations have been limited to winding-up our business and affairs, selling our remaining assets and discharging our known liabilities. We plan to distribute any remaining assets to our stockholders, all in accordance with the plan of dissolution. As a result, we changed our basis of accounting to the liquidation basis as of October 1, 2003. Under the liquidation basis of accounting, assets and liabilities are reflected at the estimated amounts to be paid or received; however actual costs could differ from those estimates. Distributions ultimately made to stockholders upon liquidation will differ from the “net assets in liquidation” recorded in the accompanying Statement of Net Assets in Liquidation as a result of future operations, the sale proceeds ultimately received by us and adjustments, if any, to estimated costs of liquidation. The accompanying historical statements of operations for the three and six months ended and cash flows for the six months ended June 30, 2003 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course of business.

It is our intention to settle our outstanding obligations and sell our remaining assets as expeditiously as possible. Final dissolution and related distributions to stockholders will occur upon obtaining final resolution on any remaining liquidation issues.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase. Our cash and cash equivalents at June 30, 2004 consisted of deposits and money market funds maintained with major financial institutions.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are comprised principally of cash and cash equivalents. We invest excess cash through banks, primarily in highly liquid securities, and have investment policies and procedures that are reviewed periodically to minimize credit risk.

NOTE 2. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30, 2004	December 31, 2003
	(unaudited)
Officer compensation and benefits	$—	1117
Other	—	30

Total	$—	1147

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

In January 2004, Consolidated Freightways Corp. trustee filed a complaint against us to avoid and recover certain preferential transfers. Payments totaling $12 have been alleged in the complaint. In June 2004, we entered into a Settlement Agreement which called for us to pay $9 in full settlement of all claims. The $9 was paid on July 1, 2004.

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

The following discussion and analysis should be read in conjunction with our financial statements and notes and Note 3, Legal Proceedings.

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

Contingent Liabilities

We have been subject to legal proceedings and claims in the past in the ordinary course of our business. While all such prior legal proceedings have been resolved, we may in the future be subject to legal disputes, which, even if not meritorious, could result in the expenditure of significant financial resources.

Accrued Costs of Liquidation and Effects of Change to Liquidation Basis

Pursuant to the plan of dissolution, which was approved by stockholders on September 30, 2003, since October 1, 2003, our operations have been limited to winding-up our business and affairs, selling our remaining assets and discharging our known liabilities. We plan to distribute any remaining assets to our stockholders in accordance with the plan of dissolution. As a result, we changed our basis of accounting to the liquidation basis as of October 1, 2003. Under the liquidation basis of accounting, assets and liabilities are reflected at the estimated amounts to be paid or received; however actual costs could differ from those estimates. Distributions ultimately made to stockholders upon liquidation will differ from the “net assets in liquidation” recorded in the accompanying Statement of Net Assets in Liquidation as a result of future operations, the sale proceeds ultimately received by us and adjustments, if any, to estimated costs of liquidation. The accompanying historical statements of operations for the three and six months ended and cash flows for six months ended June 30, 2003 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course of business.

It is our intention to settle our outstanding obligations and sell our remaining assets as expeditiously as possible. Final dissolution and related distributions to stockholders will occur upon obtaining final resolution on all liquidation issues.

At June 30, 2004, the following represents the estimated costs of liquidation (in thousands):

June 30, 2004
(unaudited)
Officer compensation and benefits	$—
Legal, audit and tax services	$198
Other estimated costs of liquidation	108

Total	$306

Comparison of our Changes in Net Assets in Liquidation for the Three Months Ended June 30, 2004 compared to our Results of Operations for the Three Months Ended June 30, 2003

This financial review should be read in conjunction with the accompanying consolidated financial statements and notes. On October 1, 2003, we completed the sale of substantially all of our operating assets to Group 1 and ceased preparing our financial statements on a going concern basis under generally accepted accounting principles. Accordingly, changes in net assets in liquidation for the three months ended June 30, 2004 are not comparable to the results of operations for the three months ended June 30, 2003. Effective October 1, 2003 we adopted the liquidation basis of accounting which is described in detail in Note 1 to the accompanying consolidated financial statements. In the current fiscal year we had no operations. Therefore, there is no discussion of operations in this financial review.

Liquidity and Capital Resources

As of June 30, 2004, our net assets in liquidation were $1.0 million, including primarily cash and cash equivalents of $1.0 million. During the quarter ended June 30, 2004, we extinguished $0.5 million of our accounts payable and accrued costs of liquidation. We also recorded $5 of interest income, $4 of state tax refunds and amount due from Group 1 of $281.

Outstanding Liabilities

At June 30, 2004, we had $306 in accrued costs of liquidation. Our cash is being used to pay our outstanding liabilities and obligations, and to establish a reserve for future liabilities and expenses. Any cash not used to satisfy liabilities and expenses will be distributed to stockholders. It is our intention to settle our outstanding obligations and sell our remaining assets as expeditiously as possible. Final dissolution of the Company and related distributions to our stockholders will occur upon obtaining final resolution of all liquidation issues.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We are exposed to certain market risks, including the effects of adverse changes in interest rates. Our exposure to such changes results from cash deposits managed by Bank of America and Banc of America Investment Services, Inc. As of December 31, 2003 and June 30, 2004, we have no financial instruments in place to manage the impact of changes in interest rates. We estimate that a 1% increase or decrease in interest rates would have impacted our income from these assets by less than $60,000 for the year ended December 31, 2003 and $10,000 for the three months ended June 30, 2004.

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

S WIND-UP CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been subject to pending or threatened litigation. While most recent litigation matters have been resolved (see Note 3), pending or future litigation could be costly and could upon resolution, have a material adverse affect on our financial position.

Item 2. Use of Proceeds

Initial Distribution. An initial distribution to each stockholder of record as of March 31, 2004 of $0.10 for each share of Sagent common stock held as of such record date pursuant to the Plan of Liquidation and Dissolution approved by the stockholders on September 30, 2003 was completed our transfer agent on April 6, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Irv H. Lichtenwald	Date: August 6, 2004
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