Form 10-Q
period 2004-09-30
S Wind-up CORP
filed 2004-11-02
CIK 1058425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2004

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

As of October 31, 2004, Registrant had 47,109,843 shares of common stock issued and outstanding.

S WIND-UP CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2004

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

S WIND-UP CORPORATION

STATEMENT OF NET ASSETS IN LIQUIDATION

(In thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$1,451	$6,065
Accounts receivable	—	34
Amount due from shareholder	—	—
Amount due from Group 1 Software, Inc.	—	1,635
Other assets	—	33

Total assets	$1,451	$7,767

LIABILITIES
Accounts payable and accrued liabilities	$—	$1,147
Accrued costs of liquidation	205	1,280
Commitments and contingencies	—	—

Total liabilities	205	2,427

Net assets in liquidation	$1,246	$5,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S WIND-UP CORPORATION

UNAUDITED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(In thousands)

	Three months ended September 30, 2004	Nine months ended September 30, 2004
Net increase (decrease) in net assets in liquidation:
Interest income	$4	$23
Refunds of utility and state tax payments	47	63
Reimbursement of class action legal fees by insurance carrier	150	150
Amount due from shareholder	—	100
Amount due from Group 1	—	281
Initial distribution to stockholders	—	(4,711)

Net increase (decrease) in net assets in liquidation	201	(4,094)
Net assets in liquidation, beginning of period	1,045	5,340

Net assets in liquidation, September 30, 2004	$1,246	$1,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S WIND-UP CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Revenue:
License	$4,104	$11,984
Service	3,573	10,692

Total revenue	7,677	22,676

Cost of revenue:
License	569	1,624
Service	1,189	4,071

Total cost of revenue	1,758	5,695

Gross profit	5,919	16,981
Operating expenses:
Sales and marketing	3,392	11,330
Research and development	2,148	6,628
General and administrative	1,710	4,001
Restructuring costs (credit)	—	(5)

Total operating expenses	7,250	21,954

Loss from operations	(1,331)	(4,973)
Interest income (expense), net	(204)	(2,994)
Other income (expense), net	(208)	(140)

Net loss before income taxes	(1,743)	(8,107)
Provision for income taxes	82	413

Net loss	$(1,825)	$(8,520)

Basic and diluted net loss per share	$(0.04)	$(0.18)

Shares used in computing basic and diluted net loss per share	47,110	46,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S WIND-UP CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

Nine Months Ended September 30, 2003

Cash flows from operations:
Net loss	$(8,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,999
Amortization of warrant cost	1,715
Accrued interest on short-term loan	143
Net loss on disposal of property and equipment	200
Gain from sale and collection of officer and shareholder notes	(612)
Minority interest in earnings of subsidiary	(131)
Changes in operating assets and liabilities:
Accounts receivable	1,652
Other current assets	1,345
Other assets	629
Accounts payable	(873)
Accrued liabilities	(1,073)
Deferred revenue	191
Other long-term liabilities	(4)

Net cash used in operating activities	(3,339)

Cash flows from investing activities:
Purchase of property and equipment	(32)
Net proceeds from sale of property and equipment	97
Proceeds from the sale and collection of officer and shareholder notes	1,485
Purchase of minority interest	(300)

Net cash provided by investing activities	1,250

Cash flows from financing activities:
Payments of principal under capital lease obligations	(1,364)
Restricted cash	775
Proceeds from short-term debt	7,000
Payments of short-term debt	(7,143)
Repurchase of warrants	(500)
Proceeds from exercise of stock options and warrants	69

Net cash used in financing activities	(1,163)

Effect of exchange rate changes	(73)

Net decrease in cash and cash equivalents	(3,325)

Cash and cash equivalents, beginning of the period	9,711

Cash and cash equivalents, end of the period	$6,386

Supplemental disclosure of cash flow information:
Cash payments for interest	$245
Cash payments for taxes	$320
Supplemental disclosure of non-cash investing and financing activity:
Equipment acquired under capital leases	$11

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

Effective with the closing, we received $13.0 million in the form of $5.6 million in cash and the assumption of $7.4 million in secured loans and accrued interest payable to Group 1 under a bridge loan. Under the terms of the Asset Purchase Agreement, we retained approximate $1.5 million in cash, certain other assets and liabilities for outstanding litigation and approximately $1.2 million of accrued compensation payable to key officers. In addition, pursuant to the terms of the Asset Purchase Agreement, Group 1 withheld $4.0 million of the purchase price pending final resolution of the net book value of assets and liabilities acquired and appropriate indemnification claims (the “purchase price adjustment”), which was finalized at $2.0 million, resulting in an adjusted purchase price of $15.0 million. On March 10, 2004, we received $1.6 million of the final $2.0 million of cash proceeds; the remaining $0.4 million in cash was being withheld for potential contingency claims. On July 2, 2004, we received $0.3 million as final payment from Group 1.

Our remaining assets consist primarily of cash.

Pursuant to the plan of dissolution, which was approved by stockholders on September 30, 2003, since October 1, 2003, our operations have been limited to winding-up our business and affairs, selling our remaining assets and discharging our known liabilities. We plan to distribute any remaining assets to our stockholders, all in accordance with the plan of dissolution. As a result, we changed our basis of accounting to the liquidation basis as of October 1, 2003. Under the liquidation basis of accounting, assets and liabilities are reflected at the estimated amounts to be paid or received; however actual costs could differ from those estimates. Distributions ultimately made to stockholders upon liquidation will differ from the “net assets in liquidation” recorded in the accompanying Statement of Net Assets in Liquidation as a result of future operations, and adjustments, if any, to estimated costs of liquidation. The accompanying historical statements of operations for the three and nine months ended and cash flows for the nine months ended September 30, 2003 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course of business.

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

Principles of Consolidation

The consolidated financial statements include the accounts of S Wind-up and its wholly-owned subsidiaries, Qualitative Marketing Software, Inc. (QMS) and Sagent Benelux, and its former wholly-owned subsidiaries, Sagent de Brazil, Sagent Australia Pty Ltd, Sagent de Mexico, Sagent U.K., Ltd., Sagent Technology GmbH, Sagent France, S.A., Sagent Technology Japan KK, and Sagent Asia/Pacific Pte Ltd. through the time the subsidiary was sold or liquidated. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase. Our cash and cash equivalents at September 30, 2004 consisted of deposits and money market funds maintained with major financial institutions.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are comprised principally of cash and cash equivalents. We invest excess cash through banks, primarily in highly liquid securities, and have investment policies and procedures that are reviewed periodically to minimize credit risk.

NOTE 2. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30, 2004	December 31, 2003
	(unaudited)
Officer compensation and benefits	$—	$1,117
Other	—	30

Total	$—	$1,147

NOTE 3. LEGAL PROCEEDINGS

Legal Proceedings

From time to time, we have been subject to pending or threatened litigation. While most recent litigation matters have been resolved, pending or future litigation could be costly and could upon resolution, have a material adverse affect on our financial position.

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

The following discussion and analysis should be read in conjunction with our financial statements and in Note 3, Legal Proceedings.

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

Accrued Costs of Liquidation and Effects of Change to Liquidation Basis

Pursuant to the plan of dissolution, which was approved by stockholders on September 30, 2003, since October 1, 2003, our operations have been limited to winding-up our business and affairs, selling our remaining assets and discharging our known liabilities. We plan to distribute any remaining assets to our stockholders in accordance with the plan of dissolution. As a result, we changed our basis of accounting to the liquidation basis as of October 1, 2003. Under the liquidation basis of accounting, assets and liabilities are reflected at the estimated amounts to be paid or received; however actual costs could differ from those estimates. Distributions ultimately made to stockholders upon liquidation will differ from the “net assets in liquidation” recorded in the accompanying Statement of Net Assets in Liquidation as a result of future operations, the sale proceeds ultimately received by us and adjustments, if any, to estimated costs of liquidation. The accompanying historical statements of operations for the three and nine months ended and cash flows for nine months ended September 30, 2003 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course of business.

It is our intention to settle our outstanding obligations as expeditiously as possible. Final dissolution and related distributions to stockholders will occur upon obtaining final resolution on all liquidation issues.

At September 30, 2004, the following represents the estimated costs of liquidation (in thousands):

September 30, 2004
(unaudited)
Officer compensation and benefits	$—
Legal, audit and tax services	$134
Other estimated costs of liquidation	71

Total	$205

Comparison of our Changes in Net Assets in Liquidation for the Three Months Ended September 30, 2004 compared to our Results of Operations for the Three Months Ended September 30, 2003

This financial review should be read in conjunction with the accompanying consolidated financial statements and notes. On October 1, 2003, we completed the sale of substantially all of our operating assets to Group 1 and ceased preparing our financial statements on a going concern basis under generally accepted accounting principles. Accordingly, changes in net assets in liquidation for the three months ended September 30, 2004 are not comparable to the results of operations for the three months ended September 30, 2003. Effective October 1, 2003 we adopted the liquidation basis of accounting which is described in detail in Note 1 to the accompanying consolidated financial statements. In the current fiscal year we had no operations. Therefore, there is no discussion of operations in this financial review.

Liquidity and Capital Resources

As of September 30, 2004, our net assets in liquidation were $1.2 million, including primarily cash and cash equivalents of $1.5 million. During the quarter ended September 30, 2004, we extinguished $0.1 million of our accounts payable and accrued costs of liquidation. We also recorded $4 of interest income, $47 of utility and state tax refunds and reimbursement of class action legal fees by insurance carrier of $150.

Outstanding Liabilities

At September 30, 2004, we had $205 in accrued costs of liquidation. Our cash is being used to pay our outstanding liabilities and obligations, and to establish a reserve for future liabilities and expenses. Any cash not used to satisfy liabilities and expenses will be distributed to stockholders. It is our intention to settle our outstanding obligations as expeditiously as possible. Final dissolution of the Company and related distributions to our stockholders will occur upon obtaining final resolution of all liquidation issues.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We are exposed to certain market risks, including the effects of adverse changes in interest rates. Our exposure to such changes results from cash deposits managed by Bank of America and Banc of America Investment Services, Inc. As of December 31, 2003 and September 30, 2004, we have no financial instruments in place to manage the impact of changes in interest rates. We estimate that a 1% increase or decrease in interest rates would have impacted our income from these assets by less than $60,000 for the year ended December 31, 2003 and $14,500 for the three months ended September 30, 2004.

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

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Irv H. Lichtenwald	Date: November 2, 2004
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