Form 10-K
period 2004-12-31
S Wind-up CORP
filed 2005-03-31
CIK 1058425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-25315

S Wind-up Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-3225290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. BOX B.D., Los Altos, CA 94023

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

As of June 30, 2004 (the last day of our most recent fiscal quarter), the aggregate market value of the voting stock held by non-affiliates based on closing sales price of the registrant’s common stock as reported on The Over The Counter Bulletin Board was approximately $754,000.

As of December 31, 2004, 47,109,843 shares of common stock issued and outstanding.

S Wind-up Corporation

FORM 10-K

For The Fiscal Year Ended December 31, 2004

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

Item 1. Business

Introduction

S Wind-up Corporation, formerly Sagent Technology, Inc., a Delaware corporation (“Sagent”, “S Wind-up” or the “Company”), is engaged in the process of an orderly liquidation of its remaining assets, the winding up of its business and operations, and the dissolution of the Company.

On October 1, 2003, we completed the sale of substantially all of our assets to Group 1 Software, Inc. (“Group 1”) under the terms of a definitive Asset Purchase Agreement entered into on April 15, 2003. In exchange for the assets sold, including all intellectual property, accounts receivable, cash on hand, certain contracts, property and equipment and other designated assets, and the assumption of specified liabilities, the Company received $13.0 million in the form of $5.6 million in cash and the assumption of $7.4 million in secured loans and accrued interest payable to Group 1 under a bridge loan. On September 30, 2003, our stockholders adopted a plan of dissolution, which included the change of our corporate name to S Wind-Up Corporation. Most employees of the Company accepted employment with Group 1. Two executives remained through April 15, 2004 to manage the Company’s wind down, liquidation and the first distribution to the stockholders. On April 16, 2004, we held a final board meeting. We retain a trailing director and accounting agent to manage the remaining wind down and liquidation process.

Under the terms of the Asset Purchase Agreement, Sagent retained approximate $1.5 million in cash, certain other assets and liabilities for outstanding litigation and approximately $1.2 million of accrued compensation payable to key officers. In addition, pursuant to the terms of the Asset Purchase Agreement, Group 1 withheld $4.0 million of the purchase price pending final resolution of the net book value of assets and liabilities acquired and appropriate indemnification claims (the “purchase price adjustment”), which was finalized at $2.0 million, resulting in an adjusted purchase price of $15.0 million. On March 10, 2004, we received $1.6 million of the final $2.0 million of cash proceeds; the remaining $0.4 million in cash was being withheld for potential contingency claims. On July 2, 2004 we received $0.3 million as final payment from Group 1.

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

We held a special meeting of our stockholders on July 15, 2003, to approve the proposed asset sale and plan of dissolution. A quorum of stockholders was not present when the meeting was first convened on July 15, 2003, so we adjourned the meeting to July 21 and again to July 28, and each time failed to obtain a quorum. We reconvened the meeting on September 30, 2003 and at that time a quorum of the shares of common stock was present. At that meeting, our stockholders approved the proposals included in the proxy statement, including the asset sale, plan of dissolution and the change of our corporate name to S Wind-up Corporation. On that same day, we closed the Asset Purchase Agreement.

Pursuant to the plan of dissolution, we filed Articles of Amendment to change our name from Sagent Technology, Inc. to S Wind-up Corporation, effective April 15, 2004 and immediately thereafter filed Articles of Dissolution with the Secretary of State of Delaware.

Since that date, we have been engaged in the process of the orderly liquidation of our remaining assets, the winding up of the business, and the dissolution of S Wind-up. This process involves the sale and disposition of assets that were not acquired by Group 1, the settlement of liabilities and other claims that were not assumed by Group 1, and the distribution of any remaining assets to our stockholders.

On February 26, 2004, our board of directors approved an initial distribution, and on April 6, 2004 we completed the initial distribution of $0.10 for each share of stock held as of the record date of March 31, 2004, pursuant to the Plan of Liquidation and Dissolution approved by the stockholders on September 30, 2003.

Following the closing of the asset sale, our primary asset has been cash. As of December 31, 2004, we have used approximately $2.8 million since the close date to satisfy liabilities and wind-up expenses and we are providing a cash reserve for potential future liabilities and expenses. The cash reserve is approximately $0.7 million.

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

Sagent Solution Components

Our Sagent Data Flow Server was a multi-user application server that processed disparate sources of data and prepared it for use within analytical applications. When it was bundled with the foundation library, the Data Flow Server was sold as the Sagent Data Load Server and was used for extraction, transformation and loading (ETL). When it was bundled with the display library or Sagent Open Link, the Data Flow Server was sold as the Sagent Access Server and was used for enterprise information integration (EII) and to prepare information for use within reporting and analysis tools.

We also offered other components, such as libraries which were used by customers to solve a broad variety of data integration and data analysis problems, however these products did not account for a significant percentage of our total revenue.

Centrus

In December 1999, we introduced Centrus via our acquisition of Qualitative Marketing Software, Inc. (QMS). Centrus provided tools for address-level geographic analysis, real-time customer matching, and name and address data-quality functions.

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

Sales and Marketing

During the period from January 1, 2003 through September 30, 2003 and the fiscal year ended December 31, 2002, our sales and marketing efforts were primarily focused on expansion of business with existing customers and our indirect sales channels. During that time, our customers’ and potential customers’ purchasing decisions were impacted by, among other factors: (i) concerns about our viability, (ii) the overall weakness in the global economy, (iii) continued reductions in capital expenditures, and (iv) uncertainties in the application software industry as a result of speculation of further consolidation within the industry.

Customers

Through the date of the asset sale to Group 1, we had more than 1,500 customers throughout the world and across such diverse industries as insurance, financial services, retail, e-commerce, healthcare and telecommunications.

Through the date of the asset sale to Group 1, we had no single customer during the period from January 1, 2003 through September 30, 2003 or for the fiscal year ended December 31, 2002 that accounted for 10% or more of our total revenues for the related periods.

Competition

We considered vendors such as Informatica Corp., Brio Software, Inc., Business Objects SA, Cognos, Inc., Hummingbird, Ltd., Ascential Software Corp., and Mapinfo Corp. to be our largest competitors.

Intellectual Property

We do not have any patents at this time. On October 1, 2003, we assigned seven active patents to Group 1.

Employees

We have no employees as of December 31, 2004 and had two employees as of December 31, 2003, who both worked from home offices though their resignation on April 15, 2004. All persons who have provided services to the Company since April 15, 2004 have done so in their capacity as independent contractors.

Available Information

We have no principal office. Our website home page is located at www.swindup.com; however, the information in, or that can be accessed through our website is not part of this report. Our mailing address is P.O. Box B.D., Los Altos, CA 94023. Our telephone number is (650) 599-5846.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available. The public may read and copy any materials filed by the Company with the Securities Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The content of this website is not incorporated into this filing. Further, the Company’s references to the URL for this website is intended to be an inactive textual reference only.

Item 2. Properties

We have no properties as of December 31, 2004.

Item 3. Legal Proceedings

As of December 31, 2004, there are no material legal proceedings involving the Company.

From time to time, we have been subject to pending or threatened litigation. While most recent litigation matters have been resolved, future litigation could be costly, and could upon resolution, have a material adverse affect on any estimated distribution to stockholders. We are currently engaged in certain legal and administrative proceedings incidental to our previous business activities, winding up of the business and current dissolution efforts and believe that these matters will not have a material adverse effect on our net assets in liquidation. However, the results of legal proceedings cannot be predicted with certainty.

In January 2004, Consolidated Freightways Corp. trustee filed a complaint against us to avoid and recover certain preferential transfers. Payments totaling $12,000 were alleged in the complaint. In June 2004, we entered into a Settlement Agreement which called for us to pay $9,000 in full settlement of all claims. The $9,000 was paid on July 1, 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed for trading on the over the counter bulletin board under the symbol “SGNT.PK.” The following table lists the high and low closing sales prices of our common stock for the periods indicated.

	High	Low
Year Ended December 31, 2004:
Fourth Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.02
Second Quarter	$0.12	$0.02
First Quarter	$0.14	$0.12
Year Ended December 31, 2003:
Fourth Quarter	$0.14	$0.12
Third Quarter	$0.13	$0.08
Second Quarter	$0.29	$0.10
First Quarter	$0.30	$0.08

At March 28, 2005, we believe there were approximately 220 stockholders of record of our common stock, and the last reported sales price of our common stock was $0.02. Because we closed our stock transfer books and discontinued recording transfers of our common stock at the close of business on the date we filed the Certificate of Dissolution with the Delaware Secretary of State, referred to as the “final record date of April 15, 2004,” we are unable to estimate the total number of stockholders on record. In addition, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders requested by these record holders.

On April 6, 2004, our Board of Directors effected the initial distribution of $0.10 for each share of stock held as of the record date of March 31, 2004 pursuant to the Plan of Liquidation and Dissolution approved by the stockholders on September 30, 2003.

We have never declared or paid cash dividends on our common stock. Our Board of Director presently intends to use our assets and any future earnings first to satisfy or provide for the satisfaction of our liabilities, with the balance to be distributed to our stockholders in one or more distributions through the date of final dissolution of the Company. The declaration of any such distributions in the future would be subject to the discretion of the Board of Director, which may consider such factors as our net assets in liquidation, contingent liabilities and expenses, and any contractual or other legal restrictions.

Item 6. Selected Financial Data

The following selected consolidated annual and quarterly financial data are qualified by reference to, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes thereto included elsewhere in this annual report.

Upon the sale of substantially all of our operating assets to Group 1 on October 1, 2003, most of our employees resigned and accepted employment with Group 1 and we ceased operations. Two executives remained employed through April 15, 2004. Accordingly, a comparison of the selected financial data for the period from January 1, 2003 through September 30, 2003 should take into account the fact that the Company ceased its operations nine months after the beginning of the fiscal year ended December 31, 2002.

	Selected Financial Data
Statement of Operations Data:	Period from January 1, 2003 to September 30, 2003	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
	(in thousands, except per share data)
Revenue	$22,676	$37,864	$47,418	$58,188
Net loss	$(8,520)	$(22,185)	$(40,263)	$(23,704)
Net loss per common share:
Basic and diluted	$(0.18)	$(0.48)	$(1.02)	$(0.82)

Balance Sheet Data:	At December 31, 2002	At December 31, 2001	At December 31, 2000
	(in thousands)
Total assets	$31,260	$49,786	$46,087
Long-term obligations	$5,427	$1,554	$895
Accumulated deficit	$(129,389)	$(107,204)	$(66,941)
Total stockholder’s equity	$6,389	$24,853	$26,665

On October 1, 2003, we completed the sale of substantially all of our operating assets to Group 1 and ceased preparing our financial statements on a going concern basis in accordance with accounting principles generally accepted in the United States of America. Changes in our net assets in liquidation since October 1, 2003 are as follows (in thousands):

	Year Ended December 31, 2004	Period from October 1, 2003 to December 31, 2003
Net increase (decrease) in net assets in liquidation:
Interest income	$30	$18
Refunds of utility and state tax payments	71	—
Reimbursement of class action legal fees by insurance carrier	150	—
Amount due from shareholder	100	—
Amount due from Group 1	281	—
Reimbursement of sales tax to customer	(21)	—
Audit fees	(150)	—
Initial distribution to stockholders	(4,711)	—

Net increase (decrease) in net assets in liquidation:	(4,250)	18
Net assets in liquidation, beginning of period	5,340	5,322

Net assets in liquidation, end of period	$1,090	$5,340

	December 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$1,423	$6,065
Accounts receivable, net	—	34
Amount due from Group 1 Software, Inc.	—	1,635
Other assets	—	33

Total assets	1,423	7,767

LIABILITIES
Accounts payable and accrued liabilities	—	1,147
Accrued costs of liquidation	333	1,280

Total liabilities	333	2,427

Net assets in liquidation	$1,090	$5,340

The following selected financial data are derived from and should be read in conjunction with our financial statements and related notes set forth in Item 8 below, and in our previously filed reports on Form 10-K. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information relating to items reflecting our results of operations and financial condition.

	Quarterly Financial Data Three Months Ended (unaudited)
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Net increase (decrease) in net assets in liquidation:
Interest income	$8	$4	$4	$14
Refunds of utility and state tax payments	9	47	5	10
Reimbursement of class action legal fees by an insurance carrier	—	150	—	—
Amount due from shareholder	—	—	—	100
Amount due from Group 1	—	—	281	—
Reimbursement of sales tax to customer	(21)	—	—	—
Audit fees	(150)	—	—	—
Initial distribution to stockholders	—	—	(4,711)	—

Net increase (decrease) in net assets in liquidation:	(154)	201	(4,421)	124
Net assets in liquidation, beginning of period	1,244	1,043	5,464	5,340

Net assets in liquidation, end of period	$1,090	$1,244	$1,043	$5,464

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

Upon the sale of substantially all of our operating assets to Group 1 on October 1, 2003, most of our employees resigned and accepted employment with Group 1 and we ceased operations. Two executives remained through April 15, 2004 to manage the Company’s wind down, liquidation and the first distribution to the stockholders. On April 15, 2004, we held a final board meeting. We retain a trailing director and accounting agent to manage the remaining wind down and liquidation process. We cannot list here all of the risks and uncertainties that could cause our actual future financial results to differ materially from our present expectations or projections regarding estimated distribution to stockholders but we can identify many of them. For example, our future results could be affected by the cost of satisfying currently known liabilities, the need to satisfy unanticipated liabilities that might arise in the future, the expenses of dissolving and winding up the Company, and the price at which S Wind-up stock may be held or sold. It is important to remember that forward-looking statements speak only as of the date when they are made and we do not promise that we will publicly update or revise those statements whenever conditions change or future events occur. Accordingly we do not recommend that any person seeking to evaluate our Company should place undue reliance on any forward-looking statements in this report.

The following discussion and analysis should be read in conjunction with the selected financial data in Item 6 and our financial statements and related notes in Item 8.

Critical Accounting Policies and Estimates

In connection with the adoption of the plan of dissolution and the anticipated liquidation, we adopted the liquidation basis of accounting effective October 1, 2003, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. The preparation of financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for estimated costs to be incurred during liquidation have the greatest potential impact on our financial statements, so we consider these estimates to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies.

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $333,000 at December 31, 2004. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the SEC for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

We believe the following critical accounting policies affected our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

We derived our revenue from license fees for software products and fees for services relating to the software products, including consulting, training, software and data updates, technical support and real-time marketing services over the Internet.

We recognized revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-4 and 98-9 and generally recognized revenue when all of the following criteria were met: 1) persuasive evidence of an arrangement existed, 2) delivery had occurred, 3) the fee was fixed or determinable, and 4) collectability was probable.

Valuation of long-lived assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective in 2002. Upon adoption of SFAS No. 142, we ceased to amortize any goodwill starting January 1, 2002. In lieu of amortization, we were required to perform impairment reviews of our goodwill. We assessed the impairment of intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Valuation allowances

We maintained allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Such allowances were based on historical bad debt, customer credit-worthiness, the current business environment, historical experience with the customer and the aging of the accounts receivable. The allowance included specific reserves for accounts where collection was deemed to be no longer probable. In addition, we maintained a general reserve for invoices without specific reserves by applying a percentage based on the age category.

Contingent Liabilities

Our estimated range of liabilities related to some of the historical litigation had been based on claims for which we could reasonably estimate the amount and range of loss (as discussed in Item 3. Legal Proceedings). We recorded a liability if it was (1) probable that an obligation was incurred because of a transaction or event happening on or before the date of the financial statements and (2) the amount of the obligation could be reasonably estimated.

Accrued Costs of Liquidation and Effects of Change to Liquidation Basis

Pursuant to the plan of dissolution, which was approved by stockholders on September 30, 2003, we filed Articles of Dissolution with the Secretary of State of the State of Delaware on April 15, 2004. Since October 1, 2003, our operations have been limited to winding-up our business and affairs, selling our remaining assets and discharging our known liabilities. On February 26, 2004, our board of directors approved an initial distribution, and on April 6, 2004 we completed the initial distribution of $0.10 for each share of stock held as of the record date of March 31, 2004 pursuant to the Plan of Liquidation and Dissolution approved by the stockholders on September 30, 2003. We plan to distribute any remaining assets to our stockholders, all in accordance with the plan of dissolution. As a result of the plan of dissolution, we changed our basis of accounting to the liquidation basis as of October 1, 2003. The accompanying statements of operations, stockholders’ equity and cash flows for the period from January 1, 2003 to September 30, 2003 and for the year ended December 31, 2002 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course of business. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. Upon changing to the liquidation basis of accounting, we recorded a $8.0 million increase to net assets. Included in the adjustment to net assets recorded in connection with the change from the going-concern to the liquidation basis of accounting, we recorded $1.9 million of accrued costs of liquidation representing the estimate of the costs to be incurred during dissolution; however, actual costs could vary from those estimates. Distributions ultimately made to stockholders upon liquidation will differ from the “net assets in liquidation” recorded in the accompanying statement of net assets in liquidation as a result of adjustments, if any, to estimated costs of liquidation. It is our intention to settle our outstanding obligations and sell our remaining assets as expeditiously as possible. Final dissolution and related distributions to stockholders will occur upon obtaining final resolution on all liquidation issues.

At December 31, 2004 and 2003, the following represents the estimated costs of liquidation (in thousands):

	December 31, 2004	December 31, 2003
Officer compensation and benefits	$—	$389
Legal, audit and tax services	311	581
Other estimated costs of liquidation	22	310

Total	$333	$1,280

Comparison of our Results of Operations

On October 1, 2003, we completed the sale of our operating assets to Group 1 and ceased preparing our financial statements on a going concern basis under generally accepted accounting principles. Accordingly, results of operations for the period from October 1, 2003 to December 31, 2003 and for the year ended December 31, 2004 are not comparable to any other periods.

Changes in Net Assets in Liquidation for the year ended December 31, 2004

For the year ended December 31, 2004, we recorded $30,000 in interest income and $71,000 of refunds of utility and state tax payments. We recorded receipt of $150,000 of reimbursement of class action legal fees from our insurance carrier, $100,000 as final settlement for amount due from shareholder and $281,000 as final payment from Group 1 under the terms of the Asset Purchase Agreement. Prior to the dissolution of the Company, the former Board of Directors effected a $4.7 million distribution to the stockholders of the Company, pursuant to the Plan of Liquidation and Dissolution approved by the stockholders on September 30, 2003. We also recorded estimated audit and review fees for 2004 through 2007 of $150,000.

Changes in Net Assets in Liquidation for the period October 1, 2003 to December 31, 2003

For the period from October 1, 2003 to December 31, 2003, we recorded $18,000 in interest income.

Results of operations for the period January 1, 2003 to September 30, 2003 and fiscal year ended December 31, 2002

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

	Period from January 1, 2003 to September 30, 2003		Year ended December 31, 2002
	(in thousands)
Net revenue:
License	$11,984	53%	$19,843	52%
Service	10,692	47	18,021	48

Total net revenue	22,676	100	37,864	100

Cost of revenue:
License	1,624	7	1,810	5
Service	4,071	18	7,754	20
Impairment of licensed technology	—	—	1,240	3

Total cost of revenue	5,695	25	10,804	28

Gross profit	16,981	75	27,060	72

Operating expenses:
Sales and marketing	11,330	50	24,505	65
Research and development	6,628	29	11,719	31
General and administrative	4,001	18	5,698	15
Stock-based compensation	—	—	298	1
Asset impairment	—	—	1,066	3
Restructuring and related charges	(5)	—	4,606	12

Total operating expenses	21,954	97	47,892	127

Loss from operations	(4,973)	(22)	(20,832)	(55)
Interest income	59	—	237	1
Interest expense	(3,053)	(13)	(436)	(1)
Other income (expense), net	(140)	(1)	(609)	(2)

Loss before income taxes	(8,107)	(36)	$(21,640)	(57)
Income tax expense	413	2	545	1

Net loss	$(8,520)	(38)%	$(22,185)	(58)%

Revenue

Our total revenue was made up of license revenue and services revenue. Our total revenue was $22.7 million for the period from January 1, 2003 to September 30, 2003, and $37.9 million for the year ended December 31, 2002, representing a decrease of 40% or $15.2 million from 2002 to 2003. The decrease in revenue was primarily due to our customers’ and potential customers’ purchasing decisions being impacted by, among other factors: (i) concerns about our viability, (ii) the overall weakness in the global economy, (iii) continued reductions in capital expenditures and (iv) uncertainties in the application software industry as a result of speculation of further consolidation within the industry. The signing of the Asset Purchase Agreement on April 15, 2003 resulted in no revenue after September 30, 2003.

License revenue was $12.0 million for the period from January 1, 2003 to September 30, 2003 and $19.8 million for the year ended December 31, 2002, respectively, representing a decrease of 40% or $7.9 million from 2002 to 2003. The decline was mainly attributed to a reduction in the number and the size of the deals closed in 2003 due to customers concerns about our viability. During the first quarter of 2003, the call of our loan by CDC Software increased customer concerns about our viability. The signing of the Asset Purchase Agreement on April 15, 2003 resulted in no license revenue after September 30, 2003.

Service revenue was $10.7 million for the period from January 1, 2003 to September 30, 2003 and $18.0 million for the year ended December 31, 2002, representing a decrease of 41% or $7.3 million from 2002 to 2003. The signing of the Asset Purchase Agreement on April 15, 2003 resulted in no service revenue after September 30, 2003.

	For the period from January 1, 2003 to September 30, 2003	Year ended December 31, 2002
	(in thousands)
Service:
Maintenance	$8,227	$11,294
Professional services	2,465	6,727

Total service revenue	$10,692	$18,021

Maintenance revenue was $8.2 million for the period January 1, 2003 to September 30, 2003 and $11.3 million for the year ended December 31, 2002, representing a decrease of 27% or $3.1 million from 2002 to 2003. The signing of the Asset Purchase Agreement on April 15, 2003 resulted in no maintenance revenue after September 30, 2003.

Professional services revenue was $2.5 million for the period January 1, 2003 to September 30, 2003 and $6.7 million for the year ended December 31, 2002, representing a decrease of 63% or $4.3 million from 2002 to 2003. Decreases in professional services revenue in 2003 from 2002 were due primarily to declines in new license revenue as a result of increased customer concerns about viability. The signing of the Asset Purchase Agreement on April 15, 2003 resulted in no professional service revenue after September 30, 2003.

	For the period from January 1, 2003 to September 30, 2003	Year ended December 31, 2002
	(in thousands)
Revenue:
U.S.A (Domestic)	$15,908	$23,441
International	6,768	14,423

Total net revenue	$22,676	$37,864

Our international revenue was 30% of total revenue or $6.8 million for the period January 1, 2003 to September 30, 2003 and 38% or $14.4 million of our total revenue for the year ended December 31, 2002, representing a decrease of $7.7 million or 53% from 2002 to 2003.

Cost of Revenue

Cost of revenue from license sales consisted primarily of development costs, royalties, product packaging, shipping, media and documentation. Our cost of revenue from license sales was $1.6 million for the period January 1, 2003 to September 30, 2003 and $1.8 million for the year ended December 31, 2002, representing 14% and 9% of license revenue in the respective periods. The decrease from 2002 to the nine months in 2003 was primarily due to a decrease in fees paid to third parties for royalties as a result of fewer license deals and the signing of the Asset Purchase Agreement on April 15, 2003.

Cost of service consists primarily of personnel costs associated with providing software maintenance, technical support, training and consulting services. Cost of service was $4.1 million for the period January 1, 2003 to September 30, 2003 and $7.8 million for the year ended December 31, 2002,, representing 38% and 43% of services revenue in the respective periods. The percentage decreases from 2002 to 2003 were mainly attributed to reductions in headcount year over year.

We also incurred licensed technology impairments of $1.2 million in 2002, which are included in cost of revenue, as such licensed technology was no longer expected to be utilized in our future product sales. No technology impairments were incurred in 2003.

Gross Profit

Gross profit was $17.0 million for the period January 1, 2003 to September 30, 2003 and $27.1 million for the year ended December 31, 2002, representing 75% and 71% of total revenue in the respective periods. The gross profit percentage in any period can be affected significantly by volume and price concessions. The percentage increase from 2002 to 2003 was mainly attributed to a higher percentage of license revenue with lower discounts.

Sales and Marketing

Sales and marketing expenses consisted primarily of personnel, commissions, travel, sales and marketing programs, and branch sales facilities. Sales and marketing expenses were $11.3 million for the period January 1, 2003 to September 30, 2003 and $24.5 million for the year ended December 31, 2002, representing 50% and 65% of total revenue in the respective periods. The decline of $13.2 million or 54% from 2002 to 2003 was primarily attributable to a $11.5 million decrease in salary related expense due to our closing several domestic sales offices and international sales offices in Brazil, Mexico and the Netherlands as part of restructuring during 2002 and $0.6 million related to the discontinuation of our marketing services business in 2002 due to changes in our strategy. The signing of the Asset Purchase Agreement on April 15, 2003 also contributed to the decline in sales and marketing expenses in 2003.

Research and Development

Research and development expenses consisted primarily of personnel and related costs associated with the development of new products, the enhancement and localization of existing products, quality assurance, testing and facilities. Research and development expenses were $6.6 million for the period January 1, 2003 to September 30, 2003 and $11.7 million for the year ended December 31, 2002, representing 29% and 31% of total revenue in the respective periods. The decline of $5.1 million or 43% from 2002 to 2003 was mainly attributable to the full year impact of the reduction headcount in 2002 and the signing of the Asset Purchase Agreement on April 15, 2003.

General and Administrative

General and administrative expenses consisted primarily of personnel costs for finance, human resources, information systems and general management as well as legal, accounting and bad debt expenses. General and administrative expenses were $4.0 million for the period January 1, 2003 to September 30, 2003 and $5.7 million for the year ended December 31, 2002, representing 18% and 15% of total revenue in the respective periods. The decrease of $1.7 million or 30% from 2002 to 2003 was primarily attributable to a $1.2 million reduction in legal expenses from litigation and SEC investigation, a $0.4 million decrease in facility related costs and a $1.2 million decrease in personnel and related costs due to a reduction in headcount partially offset by a $0.4 million recovery of a note receivable against the $1.0 million allowance taken in 2002 and a decrease of $0.7 million in foreign exchange transaction loss. The signing of the Asset Purchase Agreement on April 15, 2003 also contributed to the decline in general and administrative expenses in 2003.

Stock-Based Compensation

In 2000, we granted restricted stock to a then current officer and recorded deferred stock-based compensation of $1.7 million, which represented the difference between the fair value of our stock and the purchase price at the date of grant. The related amortization of deferred stock-based compensation was being charged to operating expense over a four-year vesting period on a straight-line basis. Deferred stock-based compensation was presented as a reduction of stockholders’ equity. Amortization of stock-based compensation amounted to $0 and $0.3 million for the period January 1, 2003 to September 30, 2003 and for the year ended December 31, 2002. In the third quarter of 2002, we recorded a restructuring charge of $0.9 million representing the remaining balance of deferred stock-based compensation resulting from the acceleration of vesting of a former executive’s restricted shares under the terms of his separation agreement. As of December 31, 2002, there was no remaining deferred stock-based compensation.

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

Interest Income

Interest income decreased to $0.06 million for the period January 1, 2003 to September 30, 2003, from $0.2 million in 2002 as a result of lower cash investment balances, lower interest rates and a shorter period in 2003.

Interest Expense

Interest expense was $3.1 million for the period January 1, 2003 to September 30, 2003 and $0.4 million for the year ended 2002. The $3.1 million in interest expense consisted of $0.6 million interest expense recognized on short-term debt, a $1.7 million accretion of the loan discount attributable to the fair value of related warrants and $0.7 million amortization of deferred costs. The costs in 2002 were primarily due to interest attributable to the debt financing in 2002.

Other Income (Expense), net

Net other income (expense) was an expense of $0.1 million for the period January 1, 2003 to September 30, 2003 compared with an expense of $0.6 million for the year ended December 31, 2002. Net other expense of $0.1 million for the period January 1, 2003 to September 30, 2003 consisted of a loss on the sale of fixed assets during the third quarter of 2003. The net other expense of $0.6 million in 2002 consisted of $0.3 million of foreign currency losses resulting from the closure of offices in Brazil and Mexico, $0.5 million impairment of investment in Responsys partially offset by recognition of $0.2 million of minority interest in the losses of Sagent Asia/Pacific.

Income Tax Expense

Income tax expense of $0.4 million for the period January 1, 2003 to September 30, 2003 remained relatively constant with $0.5 million for 2002. Income tax expense consists mainly of state franchise, local tax and foreign withholding tax.

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

As of December 31, 2003, our principal source of liquidity consisted of $6.1 million of cash and cash equivalents. We are engaged in the process of an orderly liquidation of our remaining assets, the winding up of our business and operations, and the dissolution of the Company. During the period from January 1, 2003 to September 30, 2003, operations consumed $3.3 million of cash primarily due to losses incurred.

Net cash used by financing activities was $1.2 million for the period from January 1, 2003 to September 30, 2003 due primarily to $0.5 million repurchase of warrants and $1.4 million of payments under capital lease obligations partially offset by $0.8 million release of restricted cash related to a line of credit facility. Net cash provided by financing activities was $4.4 million in 2002, due primarily from the net proceeds of $6.6 million in connection with the loan facility completed in October and December of 2002 partially offset by $2.3 million principal payments under capital lease obligation.

Net cash provided by investing activities was $1.3 million for the period from January 1, 2003 to September 30, 2003, primarily due to the $1.5 million sale and collection of former officer and shareholder notes and $0.1 million proceeds from sale of property and equipment partially offset by $0.3 million used to purchase the remaining 47% minority interest in our Asia/Pacific subsidiary.

Net cash used in operating activities was $3.3 million for the period from January 1, 2003 to September 30, 2003 and $10.3 million for the year ended December 31, 2002. For such periods, net cash used in operating activities was primarily the result of the funding of our ongoing operations.

As a result of the sale of assets to Group 1, we had no future minimum payments under contractual obligations as of the date of the asset sale of October 1, 2003.

At December 31, 2004, we had $0.3 million in accrued costs of liquidation and cash and cash equivalents of $1.4 million. At December 31, 2003, we had $2.4 million in liabilities and cash and cash equivalents of $6.1 million. Our cash is being used to pay our outstanding liabilities and obligations, and to establish a reserve for future liabilities and expenses. Any cash not used to satisfy liabilities and expenses will be distributed to stockholders. It is our intention to settle our outstanding obligations and sell our remaining assets as expeditiously as possible. Final dissolution of the Company and related distributions to our stockholders will occur upon obtaining final resolution of all liquidation issues. As of the date of this filing, no distributions have been made to stockholders.

Contractual Obligations

At December 31, 2004, we had no contractual obligations requiring tabular disclosure.

Recent Accounting Pronouncements

We have evaluated all recent accounting pronouncements and believe such pronouncements do not have a material effect on our financial statements.

Risk Factors That May Affect Future Results

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our plan of dissolution and the timing and amount of liquidating distributions, if any, to our stockholders. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in our other Securities and Exchange Commission Filings, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not known to us or that we now believe to be unimportant could also impair our liquidation and dissolution. As a result, the market price of our common stock could decline, and you may lose all of your investment. This section should be read in conjunction with the audited consolidated financial statements and notes thereto, and Management’s Discussions and Analysis of Financial Condition and Results of Operations contained in this Form 10-K.

We cannot assure you of the exact amount or timing of any future distribution to our stockholders under the plan of dissolution.

The liquidation and dissolution process is subject to numerous uncertainties and may not result in any remaining capital for future distribution to our stockholders. The precise nature, amount and timing of any future distribution to our stockholders will depend on and could be delayed by, among other things, administrative and tax filings associated with our dissolution, potential claim settlements with creditors, and unexpected or greater than expected expenses. Furthermore, we cannot provide any assurances that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual payments, if any, could be substantially less than the range we have estimated. Any amounts to be distributed to our stockholders may be less than the price or prices at which our common stock has recently traded or may trade in the future.

Our common stock is continuing to trade even though we are in the process of liquidation and liquidating distributions, if any, may be below any trading price.

Until April 15, 2004, when our certificate of dissolution became effective and we closed our transfer books, our common stock has been trading in the Over the Counter Market’s “pink sheets” under the symbol “SGNT.PK.” It has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares. No assignments or transfers of our common stock were recorded or will be recorded after April 15, 2004. Trading in our stock is highly speculative and the market for our stock is highly illiquid. The only value associated with our shares is the right to receive further distributions as part of the liquidation process. Because of the difficulty in estimating the amount and timing of the liquidating distributions, and due to the other risk factors discussed herein, our common stock may be subject to significant volatility and may trade above the amount of any liquidating distribution that is made.

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution out of the liquidation to stockholders.

Claims, liabilities and expenses incurred during the wind down process, such as legal, accounting and consulting fees and miscellaneous office expenses, will reduce the amount of assets available for future distribution out of the liquidation to stockholders. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute out of the liquidation meaningful cash, or any cash at all, to our stockholders.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act,” even though compliance with such reporting requirements is economically burdensome. We intend to seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act at such time in the future as active trading in our shares has ceased. We anticipate that, if such relief were granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission might require. However, the Securities and Exchange Commission may not grant any such relief, and we do not anticipate we will be able to request relief while active trading of our shares is continuing.

Our board of directors may at any time turn management of the liquidation of S Wind-up Corporation over to a third party, and our director may resign from our board at that time.

Our director may at any time turn our management over to a third party to complete the liquidation of our remaining assets and distribute the available proceeds to our stockholders, and our director may resign from our board at that time. Our board of directors currently consists of Irv H. Lichtenwald, who is overseeing our liquidation. If management is turned over to a third party and our director resigns from our board, the third party would have sole control over the liquidation process, including the sale or distribution of any remaining assets.

If we are deemed to be an investment company, we may be subject to substantial regulation that would cause us to incur additional expenses and reduce the amount of assets available for distribution.

If we invest our cash and/or cash equivalents in investment securities, we may be subject to regulation under the Investment Company Act of 1940. If we are deemed to be an investment company under the Investment

Company Act because of our investment securities holdings, we must register as an investment company under the Investment Company Act. As a registered investment company, we would be subject to the further regulatory oversight of the Division of Investment Management of the Securities and Exchange Commission, and our activities would be subject to substantial regulation under the Investment Company Act. Compliance with these regulations would cause us to incur additional expenses, which would reduce the amount of assets available for distribution to our stockholders. To avoid these compliance costs, we intend to invest our cash proceeds in money market funds and government securities, which are exempt from the Investment Company Act but which currently provide a very modest return.

Distribution of cash, if any, to our stockholders could be delayed.

Our Board of Directors effected an initial distribution on April 6, 2004, to our stockholders as of the record date March 31, 2004, and we are currently unable to predict the precise timing of further distributions, if any, pursuant to our wind down. The timing of distributions, if any, will depend on and could be delayed by, among other things, the timing of claim settlements with creditors, if any, and the amounts paid out under warranty claims. Additionally, a creditor could seek an injunction against the making of distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Additionally, we could seek protection from creditors under the federal bankruptcy code. Any action of this type could delay or substantially diminish, or eliminate, the amount available for distribution to our stockholders.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, our stockholders could be held liable for payment to our creditors of each such stockholder’s pro rata share of amounts owed to the creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

Following the plan of dissolution ratified and approved by our stockholders on September 30, 2003, we filed a Certificate of Dissolution with the State of Delaware dissolving the Company. Pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the dissolution became effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Delaware General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

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

Our stock transfer books closed on the date we filed the certificate of dissolution with the Delaware Secretary of State, after which stockholders are not able to publicly trade our stock.

We closed our stock transfer books and discontinued recording transfers of our common stock at the close of business on the date we filed the Certificate of Dissolution with the Delaware Secretary of State, referred to as the “final record date.” Thereafter, certificates representing our common stock shall not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders shall be fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after the final record date, any distributions made by us shall be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law.

Threatened litigation could harm our financial position.

As of December 31, 2004, there are no material legal proceedings involving the Company. From time to time however, we have been subject to pending or threatened litigation. While most recent litigation matters have been resolved, future litigation could be costly, and could upon resolution, have a material adverse affect on any estimated distribution to stockholders.

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

Interest Rate Risk

Our exposure to market risk related to changes in interest rates is primarily due to our highly liquid investments. The primarily objective of our investment activities is to preserve principal for our stockholders while maximizing yields without significantly increasing risk. Our investments consist primarily of highly liquid investments. At the present time, we have no financial instruments in place to manage the impact of changes in interest rates. We estimate that a 1% increase or decrease in interest rates would have impacted our results of operations by less than $11,000 and $60,000 for the years ended December 31, 2004 and 2003. At December 31, 2004 and 2003, we had $1.4 and $6.1 million, respectively, in cash and cash equivalents.

Foreign Currency Exchange Rate Risk

A high percentage of operations were based in the United States, and, accordingly, the majority of our transactions are denominated in U.S. dollars. Prior to the sale of our assets to Group 1, we did have foreign-based operations where transactions were denominated in foreign currencies and were subject to exchange rate risk with respect to fluctuations in the relative value of currencies. We recorded $0.1 million in unrealized gains due to foreign currency as a result of the sale of our assets. Through December 31, 2003, we had not engaged in foreign currency hedging activities. We had assets of approximately $0.1 million at December 31, 2003 denominated in foreign currencies.

Item 8. Financial Statements and Supplementary Data

S WIND-UP CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

S Wind-up Corporation:

We have audited the accompanying statement of net assets in liquidation of S Wind-up Corporation (formerly Sagent Technology, Inc.) as of December 31, 2004 and the related statement of changes in net assets in liquidation for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the stockholders of Sagent Technology, Inc. approved a plan of liquidation on September 30, 2003, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to September 30, 2003, from the going-concern basis to the liquidation basis. Also on September 30, 2003, Sagent Technology, Inc. changed its name to S Wind-up Corporation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of S Wind-up Corporation as of December 31, 2004, and the changes in net assets in liquidation for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California

March 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

S Wind-up Corporation

We have audited the accompanying consolidated statement of net assets in liquidation of S Wind-up Corporation (formerly Sagent Technology, Inc. and subsidiaries) (the “Company”) as of December 31, 2003 and the related consolidated statement of changes in net assets in liquidation and stockholders’ equity for the period from October 1, 2003 to December 31, 2003. We have also audited the consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the period from January 1, 2003 to September 30, 2003 and for the year in ended December 31, 2002. Our audit also included the consolidated financial statement schedule for the period from January 1, 2003 to September 30, 2003 and the year ended December 31, 2002. The consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the stockholders of the Company approved a plan of liquidation on September 30, 2003, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to September 30, 2003, from the going concern basis to the liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of S Wind-up Corporation as of December 31, 2003, the changes in net assets in liquidation for the period from October 1, 2003 to December 31, 2003, and the results of their operations and cash flows for the period from January 1, 2003 to September 30, 2003, and for the year period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule for the period January 1, 2003 to September 30, 2003, and for the year ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Mountain View, California

March 8, 2004

S WIND-UP CORPORATION

STATEMENTS OF NET ASSETS IN LIQUIDATION

(In thousands)

	December 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$1,423	$6,065
Accounts Receivable, net	—	34
Amount due from Group 1 Software, Inc.	—	1,635
Other assets	—	33

Total assets	$1,423	$7,767

LIABILITIES
Accounts payable and accrued liabilities	$—	$1,147
Accrued costs of liquidation	333	1,280

Total liabilities	333	2,427

Commitments and contingencies (Note 10)
Net assets in liquidation	$1,090	$5,340

The accompanying notes are an integral part of these financial statements.

S WIND-UP CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(In thousands)

	Year Ended December 31, 2004	Period from October 1, 2003 to December 31, 2003
Net increase (decrease) in net assets in liquidation:
Interest income	$30	$18
Refunds of utility and state tax payments	71	—
Reimbursement of class action legal fees by an insurance carrier	150	—
Amount due from shareholder	100	—
Amount due from Group 1	281	—
Reimbursement of sales tax to customer	(21)	—
Audit fees	(150)	—
Initial distribution to stockholders	(4,711)	—

Net increase (decrease) in net assets in liquidation:	(4,250)	18
Net assets in liquidation, beginning of period	5,340	5,322

Net assets in liquidation, end of period	$1,090	$5,340

The accompanying notes are an integral part of these financial statements.

S WIND-UP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Period from January 1, 2003 to September 30, 2003	Year ended December 31, 2002
Net revenue:
License	$11,984	$19,843
Service	10,692	18,021

Total net revenue	22,676	37,864

Cost of revenue:
License	1,624	1,810
Service	4,071	7,754
Impairment of licensed technology	—	1,240

Total cost of revenue	5,695	10,804

Gross profit	16,981	27,060

Operating expenses:
Sales and marketing	11,330	24,505
Research and development	6,628	11,719
General and administrative	4,001	5,698
Stock-based compensation	—	298
Asset impairment	—	1,066
Restructuring and related charges	(5)	4,606

Total operating expenses	21,954	47,892

Loss from operations	(4,973)	(20,832)
Interest income	59	237
Interest expense	(3,053)	(436)
Other income (expense), net	(140)	(609)

Loss before income taxes	(8,107)	(21,640)
Income tax expense	413	545

Net loss	$(8,520)	$(22,185)

Net loss per share:
Basic and diluted	$(0.18)	$(0.48)

Number of shares used in calculation of net loss per share:
Basic and diluted	46,742	46,331

The accompanying notes are an integral part of these consolidated financial statements.

S WIND-UP CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Periods from October 1, 2003 to December 31, 2003, January 1 to September 30, 2003 and year ended December 31, 2002

(In thousands)

	Common Stock		Additional Paid-in Capital	Net Notes Receivable From Stockholders	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2001	46,245	$46	$133,726	$(602)	$(1,130)	$17	$(107,204)	$24,853
Net loss	—	—	—	—	—	—	(22,185)	(22,185)
Foreign currency translation adjustment	—	—	—	—	—	(63)	—	(63)

Comprehensive loss								(22,248)
Additional expenses related to private placements in 2001	—	—	(50)	—	—	—	—	(50)
Warrants issued in connection with loan financing	—	—	1,906	—	—	—	—	1,906
Interest on notes receivable issued for common stock, net of reserve	—	—	—	(8)	—	—	—	(8)
Common stock issued related to employee stock purchase plan	179	—	96	—	—	—	—	96
Amortization of stock based compensation	—	—	—	—	1,130	—	—	1,130
Collection of notes receivable from stockholders	—	—	—	445	—	—	—	445
Reserve and adjustments for notes receivable	—	—	100	165	—	—	—	265

Balances at December 31, 2002	46,424	46	135,778	—	—	(46)	(129,389)	6,389

Net loss	—	—	—	—	—	—	(8,520)	(8,520)
Foreign currency translation adjustment	—	—	—	—	—	(73)	—	(73)

Comprehensive loss								(8,593)
Repurchase of warrants	—	—	(500)	—	—	—	—	(500)
Common stock issued related to employee stock purchase plan	42	—	5	—	—	—	—	5
Common stock exercised	244	—	24	—	—	—	—	24
Warrants exercised	400	1	39	—	—	—	—	40

Balances at September 30, 2003	47,110	47	135,346	—	—	(119)	(137,909)	(2,635)

Effects of change to liquidation basis	—	—	—	—	—	119	7,838	7,957
Net increase in net assets in liquidation	—	—	—	—	—	—	18	18

Balances at December 31, 2003	47,110	$47	$135,346	$—	$—	$—	$(130,053)	$5,340

The accompanying notes are an integral part of these financial statements.

S WIND-UP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Period from January 1, 2003 to September 30, 2003	Year ended December 31, 2002
Cash flows from operating activities:
Net loss	$(8,520)	$(22,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,999	3,130
Amortization of warrant costs	1,715	100
Loss on disposal of property and equipment	200	87
Accrued interest on short-term loan	143	—
Asset impairments	—	2,306
Non-cash restructuring costs	—	2,089
Bad debt expense	—	960
Impairment of privately held investment	—	529
Gain on settlement of capital lease obligation	—	—
Gain on sale of officers’ note	(612)	—
Stock-based compensation	—	298
Officer notes forgiven	—	—
Accrued interest on notes receivable	—	—
Share of minority interest in losses of subsidiary	(131)	(292)
Net change in operating assets and liabilities:
Accounts receivable	1,652	4,643
Other current assets	1,345	1,350
Other assets	629	(441)
Accounts payable	(873)	(558)
Accrued liabilities	(1,073)	(2,023)
Deferred revenue	191	(202)
Other long-term liabilities	(4)	(101)

Net cash used in operating activities	(3,339)	(10,310)

Cash flows from investing activities:
Restricted cash	—	(100)
Purchase of property and equipment	(32)	(142)
Cash acquired in purchase of Sagent Asia/Pacific Pte. Ltd.	—	—
Other business acquisitions, net of cash acquired	—	—
Proceeds from disposal of property and equipment	97	—
Proceeds from sale of acquired technology	—	—
Purchase of minority interest	(300)	—
Proceeds from the sale and collections of officer and stockholder notes	1,485	445

Net cash provided by investing activities	1,250	203

Cash flows from financing activities:
Payments of principal under capital lease obligations	(1,364)	(2,263)
Restricted cash	775	—
Net proceeds from short-term debt	7,000	6,575
Proceeds from issuance of common stock, net	—	(50)
Repurchase of warrants	(500)	—
Payment of short-term debt	(7,143)	—
Proceeds from exercise of stock options and warrants	69	96

Net cash (used in) provided by financing activities	(1,163)	4,358

Effect of exchange rate changes	(73)	(92)

Net decrease in cash and cash equivalents	(3,325)	(5,841)

Cash and cash equivalents, beginning of period	9,711	15,552

Cash and cash equivalents, end of period	$6,386	$9,711

The accompanying notes are an integral part of these consolidated financial statements.

S WIND-UP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. The Company and Recent Developments

Recent Developments

S Wind-up Corporation, formerly Sagent Technology, Inc., a Delaware corporation (“Sagent”, “S Wind-up”, the “Company”, “we”, “us” or “our”), is engaged in the process of an orderly liquidation of its remaining assets, the winding up of its business and operations, and the dissolution of the Company.

On April 15, 2003, we entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of our assets to Group 1 Software, Inc. (“Group 1”). On September 30, 2003, the holders of a majority of our outstanding shares approved the asset sale contemplated by the Asset Purchase Agreement and approved a plan of complete liquidation and dissolution. The key features of the plan are (1) file a certificate of dissolution with the Secretary of State of the State of Delaware; (2) cease conducting normal business operations, except as may be required to wind up our business affairs; (3) attempt to convert all of our remaining assets into cash or cash equivalents in an orderly fashion; (4) pay or attempt to adequately provide for the payment of all of our known obligations and liabilities; and (5) distribute pro rata in one or more liquidating distributions all of our remaining assets to our stockholders as of the applicable record date.

On October 1, 2003, the asset sale contemplated by the Asset Purchase Agreement was consummated. Effective with the closing, we received $13.0 million in the form of $5.6 million in cash and the assumption of $7.4 million in secured loans and accrued interest payable to Group 1. Sagent retained approximately $1.5 million in cash, certain other assets and liabilities for outstanding litigation and approximately $1.2 million of accrued compensation payable to key officers. In addition, pursuant to the terms of the Asset Purchase Agreement, Group 1 withheld $4.0 million of the purchase price pending final resolution of the net book value of assets and liabilities acquired and appropriate indemnification claims (the “purchase price adjustment”), which was finalized at $2.0 million, resulting in an adjusted purchase price of $15.0 million. On March 10, 2004, we received $1.6 million of the final $2.0 million of cash proceeds; the remaining $0.4 million in cash was being withheld for potential contingency claims. On July 2, 2004, we received $0.3 million as final payment from Group 1.

In connection with the adoption of the plan and the anticipated liquidation, we adopted the liquidation basis of accounting effective October 1, 2003, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the precise net value of our non-cash assets, and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future expenses for operations, although currently declining, will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to stockholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and cash equivalents and amounts received from sales of non-cash assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to stockholders. If available cash and amounts received from sales of non-cash assets are not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our stockholders will be reduced.

We filed Articles of Dissolution with the Secretary of State of the State of Delaware effective April 15, 2004. Pursuant to Delaware law, S Wind-up Corporation will continue in existence until at least April 15, 2007. During this period, we will continue to convert our estimated net assets to cash for future distribution to our stockholders. We are not permitted to continue our business as a going concern.

S WIND-UP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the close of business on April 15, 2004, we closed our stock transfer books and discontinued recording transfers of our common stock. No assignments or transfers of our common stock were recorded or will be recorded after April 15, 2004. Any future distributions we make will be made solely to the stockholders of record as of the close of business on April 15, 2004. We intend, in the future, to seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act. Since we closed our stock records on April 15, 2004, our shares have continued to trade in the Over the Counter Market’s “pink sheets”. The stock has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares. From time to time, trading volume in our shares has been relatively high, and our shares have traded at prices in excess of the highest price we have estimated for potential liquidation distributions. Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidation distributions will be made.

Since October 1, 2003, our operations have been limited to winding-up our business and affairs, selling our remaining assets and discharging our known liabilities. On February 26, 2004, our board of directors approved an initial distribution, and on April 6, 2004 we completed the initial distribution of $0.10 for each share of stock held as of the record date of March 31, 2004 pursuant to the Plan of Liquidation and Dissolution approved by the stockholders on September 30, 2003. We plan to distribute any remaining assets to our stockholders, all in accordance with the plan of dissolution.

Distributions ultimately made to stockholders upon liquidation will differ from the “net assets in liquidation” recorded in the accompanying statements of net assets in liquidation as a result of adjustments, if any, to estimated costs of liquidation. It is our intention to settle our outstanding obligations and sell our remaining assets as expeditiously as possible. Final dissolution and related distributions to stockholders will occur upon obtaining final resolution on all liquidation issues.

We may at some point determine that the continued liquidation of S Wind-up Corporation may be more efficiently handled by retaining a third party liquidator to manage the liquidation process.

Business of the Issuer

Prior to October 1, 2003, we offered a complete business intelligence software platform that allows business users and information technology (IT) departments to work together to integrate, analyze, deliver and understand information. We operated as a single business segment.

2. Summary of Significant Accounting Policies

Basis of Presentation

As a result of the stockholder’s approval of the plan of dissolution and the imminent nature of the liquidation, we changed our basis of accounting to the liquidation basis as of October 1, 2003. The accompanying statements of operations, stockholders’ equity and cash flows for the period from January 1, 2003 to September 30, 2003 and the year ended December 31, 2002 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course of business. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. Upon changing to the liquidation basis of accounting, we recorded a $8.0 million increase to net assets. Included in the adjustment to net assets recorded in connection with the change from the going-concern to the liquidation basis of accounting, we recorded $1.9 million of accrued costs of liquidation representing the estimate of the costs to be incurred during dissolution; however actual costs could vary from those estimates.

S WIND-UP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase. Our cash and cash equivalents at December 31, 2004 and 2003 consisted of deposits and money market funds maintained with major financial institutions.

Supplemental Cash Flow Information

Selected cash payments and non-cash activities were as follows:

	Period from January 1, 2003 to September 30, 2003	Year Ended December 31, 2002
Supplemental disclosure of cash flow information:
Cash payments for interest	$545	$436
Cash payments for taxes	$200	$572
Supplemental non-cash investing and financing activities:
Property and equipment acquired through capital lease	$11	$92
Common stock issued related to acquisition	$—	$—
Warrants issued in connection with loan financing	$—	$1,906
Warrants issued in connection with private placement	$—	$—

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risks are principally cash and cash equivalents. We invest excess cash through banks, primarily in highly liquid securities and have investment policies and procedures that are reviewed periodically to minimize credit risk.

At December 31, 2002, no customer accounted for more than 10% of accounts receivable. No customer accounted for more than 10% of revenues for the period January 1, 2003 to September 30, 2003 or for the year ended December 31, 2002.

Revenue Recognition

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

S WIND-UP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Collectibility was probable—Collectibility was assessed on a customer-by-customer basis. We assessed collectibility based on a number of factors, including past transaction history with the customers and their credit worthiness. New customers were subjected to a credit review process, which evaluates the customer’s financial position and ultimately their ability to pay. We obtained and reviewed credit reports from the third-party credit reporting agencies for new customers with which we are not familiar. If we determined that collection of a fee was not probable, we deferred the fee and recognized revenue at the time collection became probable, which was generally upon receipt of cash. The determination regarding the probability of collection ultimately relied on management judgment. If changes in conditions caused management to determine that this criteria was not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

We allocated revenue on software arrangements involving multiple elements to the delivered element using the residual method. Our determination of fair value of the undelivered elements in multiple-element arrangements was based on vendor-specific objective evidence (VSOE). We analyzed all of the elements included in our multiple-element arrangements and determined that we had sufficient VSOE of fair value to allocate revenue to the maintenance and data services components of our license arrangements. We sold our data separately, and had established VSOE of fair value on this basis. We had also established VSOE of fair value for maintenance services for arrangements less than $1 million through selling such services separately. VSOE of fair value for maintenance services for arrangements greater than $1 million was determined based upon the customer’s contractual annual renewal rates. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses was recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from data and maintenance services was recognized ratably over their respective terms. Revenue from professional services was recognized as the services were rendered.

S WIND-UP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising

Advertising costs were expensed as incurred. Advertising expense was $0 for the period from January 1, 2003 through September 30, 2003 and $200 for the year ended December 31, 2002.

Capitalized Software

Development costs incurred in the research and development of new software products and enhancements to existing software products prior to the sale of our assets to Group 1 were expensed as incurred until technological feasibility in the form of a working model had been established. Historically, capitalized costs for our software development have not been material.

Stock-Based Compensation

We had five stock based compensation plans prior to the asset sale. Concurrent with the closing of the asset sale and resignation/termination of the employees of the Company on October 1, 2003, the stock based compensation plans terminated. We accounted for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”) “Accounting for Stock Issued to Employees” as interpreted by FIN No. 44 “Accounting for Certain Transactions Involving Stock Compensation.” and complied with the disclosure provisions of FASB Statement No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. Stock compensation was being amortized over the vesting period on a straight-line basis. In addition, we accounted for stock issued to non-employees in accordance with the provisions of SFAS No. 123. Pursuant to SFAS No. 123, stock-based compensation is accounted for at the fair value of the equity instruments issued, or at the fair value of the consideration received, whichever is more reliably measurable.

S WIND-UP CORPORATION

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

Had compensation cost for our stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans our net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

	For the period from January 1, 2003 to September 30, 2003	Year Ended December 31, 2002
Net loss—as reported	$(8,520)	$(22,185)
Add: stock-based compensation expense included in reported net loss, net of related tax effect	—	1,130
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(3,479)	(3,298)

Net loss—pro forma	$(11,999)	$(24,353)

Basic and diluted net loss per share:
As reported	$(0.18)	$(0.48)

Pro forma	$(0.26)	$(0.53)

Income Taxes

Income taxes for the periods prior to the asset sale were accounted for under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. We had recorded a valuation allowance to reduce the net tax asset to an amount for which realization was more likely than not. We had recorded a valuation allowance for substantially all of our deferred tax assets, except to the extent of deferred tax liabilities, as we were unable to conclude that it was more likely than not that net deferred tax assets would be realized.

3. Changes in Net Assets in Liquidation

Reimbursement of class action legal fees by insurance carrier

During the year ended December 31, 2004, we recorded the reimbursement of class action legal fees by an insurance carrier of $0.2 million. The proceeds were used to satisfy liabilities and pay expenses of the Company.

Refunds of utility and state tax payments

During the year ended December 31, 2004, we received $0.07 million in various utility and state tax refunds.

Amount due from shareholder

During the year ended December 31, 2004, we received $0.1 million as final payment from a shareholder on balance of notes receivable.

S WIND-UP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount due from Group 1

During the year ended December 31, 2004, we received $0.3 million as final payment from Group 1 for potential contingency claims under the Asset Purchase Agreement.

Reimbursement of sales tax to customer

We recorded $0.02 million in liabilities of reimbursement to a former customer for sales tax paid which was deemed exempt by the state in which the sale occurred. We are in process of requesting a refund of the amount paid to the customer from the state however it is not certain we will be successful in receiving such refund.

Audit fees

We recorded a liability of $0.2 million for audit and review fees through the estimated date of the finalization of our existence with the State of Delaware. We intend to seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act at such time in the future as active trading in our shares has ceased. However, the Securities and Exchange Commission may not grant any such relief, and we do not anticipate we will be able to request relief while active trading of our shares is continuing.

Initial distribution to stockholders

During the year ended December 31, 2004, we completed the initial distribution of $0.10 for each share of stock held as of the record date of March 31, 2004 pursuant to the Plan of Liquidation and Dissolution approved by the stockholders on September 30, 2003.

4. Accrued Liabilities

Accrued liabilities consist of:

	2004	2003
Employee compensation and benefits	$—	$1,117
Other	—	30

	$—	$1,147

5. Effects of Change to Liquidation Basis

Commencing on October 1, 2003, our operations were limited to winding-up our business and affairs, selling certain of our remaining assets, discharging known liabilities, establishing a contingency reserve for payment of expenses and contingent liabilities, and distributing any remaining assets to our stockholders, all in accordance with the amended plan of dissolution. As a result, the Company changed its basis of accounting to the liquidation basis of accounting. Upon changing to the liquidation basis of accounting, the Company recorded a charge to equity of $1.9 million representing an estimate of the costs to be incurred during dissolution of the Company.

At December 31, 2004 and 2003, the following represented the estimated costs of liquidation:

	2004	2003
Officer compensation and benefits	$—	$389
Legal, audit and tax services	280	581
Other estimated costs of liquidation	53	310

Total	$333	$1,280

S WIND-UP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2004, estimated costs of liquidation were revised by $0.2 million. See Note 2.

6. Debt interest expense prior to the Liquidation Period

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

S WIND-UP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

7. Segment Reporting prior to the Liquidation Period

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS No. 131 is based upon the “management approach,” or the way the management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. For the period from January 1, 2003 to September 30, 2003 and the year ended December 31, 2002, our CODM was the Chief Executive Officer.

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

The Company attributed sales to customers based on the country to which the products were shipped. The disaggregated revenues by geographic area for the period from January 1, 2003 to September 30, 2003 and the year ended December 31, 2002 were as follows:

	2003	2002
United States	70%	62%
International	30%	38%

S WIND-UP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No one country outside of the United States and no one customer comprised more than 10% of total revenue for the period from January 1, 2003 to September 30, 2003 and the year ended December 31, 2002. None of our international operations had material long-lived assets. The international sales were based on revenue generated from customers located outside the United States.

8. Restructuring and Related Charges prior to the Liquidation Period

As a result of a restructuring program approved by our Board of Directors in December 2001 aimed at streamlining the underlying cost structure to better position the Company for growth and improved operating results, the Company reduced its workforce and incurred severance expenses. Expenses related to workforce reductions were as follows (in thousands of dollars):

	For the period January 1, 2003 to December 31, 2003	Year ended December 31, 2002
Severance	$(5)	$4,303
Lease termination costs	—	303

Total	$(5)	$4,606

9. Asset Impairment prior to the Liquidation Period

Asset impairment charges of $1,066 incurred in 2002 consist of $796 of goodwill impairment related to the closure of certain operations and a $270 reserve on stockholders’ notes due to the uncertainty of their collectibility.

10. Income Taxes

Our pre-tax loss from operations for the period from January 1, 2003 to September 30, 2003 and the year ended December 31, 2002 consisted of the following components:

	2003	2002
Domestic	$(7,142)	$(19,780)
Foreign	(965)	(1,860)

Total pretax loss	$(8,107)	$(21,640)

S WIND-UP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense for the period from January 1, 2003 to September 30, 2003 and the year ended December 31, 2002 were comprised of the following:

	2003	2002
Current:
Federal	$—	$—
State	19	47
Foreign	394	498

Total current tax expense	413	545

Deferred	—	—
Federal	—	—
State	—	—
Foreign	—	—

Total deferred tax expense	—	—

Total tax expense	$413	$545

The 2003 and, 2002 income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 34% to pretax loss as a result of the following:

	2003	2002
Federal tax at statutory rate	$(2,756)	$(7,358)
State taxes, net of federal benefit	13	31
Non-recognition of tax benefits	2,746	6,509
Foreign taxes, with no federal benefit	394	498
Permanent differences	16	865

Total tax expense	$413	$545

As of December 31, 2003, we had net operating loss carryforwards for federal and California income tax purposes of approximately $104,576 and $36,680 respectively, available to reduce future income subject to income taxes. However, we do not expect to derive the benefit of such net operating loss carryforwards after filing for dissolution with the State of Delaware on April 15, 2004. The federal net operating loss carryforwards will expire, if not utilized, beginning in 2010. California net operating loss carryforwards will expire, if not utilized, beginning in 2005.

As of December 31, 2003, we also had research credit carryforwards for federal and California purposes of approximately $2,702 and $2,617 respectively, available to reduce future income taxes. However, we do not expect to derive the benefit of such net operating loss carryforwards after filing for dissolution with the State of Delaware on April 15, 2004. The federal research credit carryforwards will expire, if not utilized, beginning 2010. The California research credit can be carried forward indefinitely until utilized.

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

S WIND-UP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Net Loss Per Share

The Company computed basic net loss per share by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share was computed by dividing the net loss for the period by the weighted average number of shares of common stock increased for potentially dilutive common shares outstanding. The effects of potential common stock equivalents were not included in the computation of diluted net loss per share as their effect was anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	For the period January 1, 2003 to December 31, 2003	Year ended December 31, 2002
Net loss	$(8,520)	$(22,185)

Weighted average common shares outstanding	46,742	46,331
Adjustment to reflect shares subject to repurchase	0	0

Shares used in computing net loss per share, basic and diluted	46,742	46,331

Net loss per share, basic and diluted	$(0.18)	$(0.48)

Anti-dilutive securities including options and warrants not included in net loss per share calculations	9,446	17,028

12. Commitments and Contingencies

Commitments

Through September 30, 2003, we leased various facilities under non-cancelable operating leases and acquired certain computer and other equipment under capital lease obligations, which were collateralized by the related assets. Upon closing of the asset sale, Group 1 assumed these liabilities.

Rent expense under operating leases were $1,827 for the period January 1, 2003 to September 30, 2003 and $3,169, for the year ended December 31, 2002.

Litigation

As of December 31, 2004, there are no material legal proceedings involving the Company.

From time to time, we have been subject to pending or threatened litigation. While most recent litigation matters have been resolved, future litigation could be costly, and could upon resolution, have a material adverse affect on any estimated distribution to stockholders. We are currently engaged in certain legal and administrative proceedings incidental to our previous business activities, winding up of the business and current dissolution efforts and believe that these matters will not have a material adverse effect on our net assets in liquidation. However, the results of legal proceedings cannot be predicted with certainty.

Guarantees

Prior to the sale of our assets to Group 1, we entered into standard indemnification provisions within our software license agreements with our customers and technology partners. Pursuant to these provisions, we

S WIND-UP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We have and have had agreements in place with our directors and officers whereby we indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy, which may enable us to recover a portion of any future amounts paid.

13. Listing and Trading of the Company’s Common Stock

As discussed in Note 1, on September 30, 2003, the holders of a majority of our outstanding shares approved the asset sale contemplated by the Asset Purchase Agreement and approved a plan of complete liquidation and dissolution. Pursuant to the plan of dissolution, we filed Articles of Dissolution with the Secretary of State of the State of Delaware effective April 15, 2004.

At the close of business on April 15, 2004, we closed our stock transfer books and discontinued recording transfers of our common stock. No assignments or transfers of our common stock were recorded or will be recorded after April 15, 2004. Any future distributions we make will be made solely to the stockholders of record as of the close of business on April 15, 2004. Since we closed our stock records on April 15, 2004, our shares have continued to trade in the Over the Counter Market’s “pink sheets”. The stock has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares. From time to time, trading volume in our shares has been relatively high, and our shares have traded at prices in excess of the highest price we have estimated for potential liquidation distributions. Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidation distributions will be made.

14. Related Party Transactions

Agreements and Arrangement with Executive Officers

In August 2000, we entered into an employment agreement with our President and Chief Executive Officer (the Executive). The employment agreement provides that he would receive, among other things, two loans:

1)	an interest-free $750 loan for use towards the purchase of a home, which loan would be forgiven over a period of five years provided he continued to be employed with us (or upon his termination without cause), and

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

S WIND-UP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

15. Estimated Costs of Liquidation

The Company’s operations since September 30, 2003 have been limited to winding-up its business and affairs, selling certain of its remaining assets, discharging its known liabilities, establishing a contingency reserve for payment of expenses and contingent liabilities, and distributing any remaining assets to its stockholders, all in accordance with the plan of dissolution. As a result, the Company changed its basis of accounting to the liquidation basis as of October 1, 2003. Upon changing to the liquidation basis of accounting, which assumes that assets are recorded at their net realizable cash values, contracted liabilities are reflected at the contracted amounts to be paid or received and estimated costs through the liquidation date are recorded to the extent they are reasonably determinable, the Company recorded a benefit to equity of $8.0 million representing an estimate of the costs to be incurred during dissolution of the Company and an adjustment of the assets to their net realizable value. Actual costs could differ from those estimates.

16. Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for periods prior to change to liquidation basis accounting (in thousands of dollars, except per share amounts):

	Selected Quarterly Financial Data Three Months Ended
	December 31		September 30	June 30	March 31
	(in thousands, except per share data)
2003:
Revenue	$—	*	$7,677	$7,578	$7,421
Gross profit	$—	*	$5,919	$5,569	$1,962
Net loss before income taxes	$—	*	$(1,743)	$(1,908)	$(4,456)
Net loss	$—	*	$(1,825)	$(2,068)	$(4,627)
Net loss per common share:
Basic and Diluted	$—	*	$(0.04)	$(0.04)	$(0.10)
2002:
Revenue	$8,526		$8,814	$9,241	$11,283
Gross profit	$6,429		$6,777	$5,520	$8,334
Net loss before income taxes	$(2,677)		$(9,005)	$(6,379)	$(3,579)
Net loss	$(2,792)		$(9,116)	$(6,554)	$(3,723)
Net loss per common share:
Basic and Diluted	$(0.06)		$(0.20)	$(0.14)	$(0.08)

*	On October 1, 2003, the Company completed the sale of all of its operating assets to Group 1 and ceased preparing its financial statements on a going concern basis under generally accepted accounting principles. Accordingly, results of operations for the period ended December 31, 2003 are not comparable to prior quarters.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2002:
Allowance for returns and doubtful accounts	$1,670	$960	$1,241	$1,389
Period from January 1, 2003 to September 30, 2003:
Allowance for returns and doubtful accounts	$1,389	$623	$881	$1,131

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On February 22, 2005, the Company dismissed KPMG, LLP (“KPMG”) and on March 3, 2005, the Company appointed Burr, Pilger & Mayer LLP (“BPM”) as its new independent registered public accounting firm, to perform auditing and review services for its fiscal year ended December 31, 2004.

The audit reports of KPMG on the Company’s consolidated financial statements as of and for the years ended December 30, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: KPMG’s report on the financial statements of the Company as of and for the three years ended December 31, 2002 contained a separate paragraph stating “the Company has incurred significant losses from operations, has an accumulated deficit of $129.4 million and deficit working capital of $4.6 million at December 31, 2002. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 and Note 17. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.” KPMG’s report on the financial statements of the Company as of and for the three years ended December 31, 2003 contained a separate paragraph stating “As described in Note 1 to the consolidated financial statements, the stockholders of Sagent Technology, Inc. approved a plan of liquidation on September 30, 2003, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to September 30, 2003, from the going concern basis to the liquidation basis.”

During the years ended December 31, 2002 and 2003, and subsequent interim period through February 22, 2005 there were no reportable events as described in Item 304(a) (1) (v) of Regulation S-K and no disagreements with KPMG on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG’s satisfaction, would have caused them to make reference to the subject matter in connection with their opinion.

During the Company’s prior two fiscal years and during the current fiscal year through March 3, 2005, the Company did not consult with BPM regarding (a) the application of accounting principles to a specified transaction, either completed or proposed, (b) the type of audit opinion that might be rendered on the Company’s financial statements, or (c) any matter which was the subject of either a disagreement or a reportable event as such terms are defined in Item 304(a)(1) of Regulation S-K and its related instructions.

The interim financial statements contained in the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004, and September 30, 2004, were filed with the SEC on May 5, 2004, August 6, 2004 and November 2, 2004, respectively, without review by KPMG or review by an independent registered public accounting firm as required under SEC Rule 10-01(d) of Regulation S-X. BPM is engaged for fiscal year 2004 to complete the required reviews of the financial statements for the quarters ended March 31, 2004, June 30, 2004, and September 30, 2004 and to file amended Quarterly Reports on Form 10-Q/A upon completion of the reviews, if required.

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

As of October 1, 2003, the Company sold substantially all of its assets and began the orderly dissolution and liquidation of its assets. As the Company currently has no ongoing operations, chief executive officer, principal financial officers, principal accounting officer or employees, the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K was performed by the Company’s Board of Directors. Based on that evaluation, the Board has concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2004.

PART III

Item 10. Directors and Executive Officers of the Registrant

Concurrent with the closing of the asset sale with Group 1 on October 1, 2003, most of our employees resigned and accepted employment with Group 1. Effective October 1, 2003, the process of liquidating our remaining assets, winding up the business, and dissolving the Company was being managed by two executives under the direction of the Board of Directors. Both executives resigned on April 15, 2004. The Company retains a trailing director and accounting agent to manage the remaining wind down and liquidation process. Following is a list of our current directors and executive officers and former directors and executive officers and respective positions within the Company:

Directors

Irv H. Lichtenwald has been a member of our Board of Directors since September 2001. Mr. Lichtenwald was the Executive Vice President, Chief Financial Officer and Secretary at Advent Software (Nasdaq: ADVS) from March 1995 through his retirement in March 2003. From February 1984 to March 1995, Mr. Lichtenwald served as Chief Financial Officer of Trinzic Corporation, a computer software developer, and its predecessor Aion Corporation. From February 1982 to February 1984, he served as Controller of Visicorp, a computer software developer. Mr. Lichtenwald holds an M.B.A. from the University of Chicago and a B.B.A. from Saginaw Valley State College. Mr. Lichtenwald remains as a Trailing Director as of December 31, 2004.

Former directors, who served through April 15, 2004:

Andre Boisvert was appointed as President and Chief Executive Officer in July 2002. Prior to that, Mr. Boisvert served on our board of directors since April 2001, and was elected Chairman of the Board in January 2002. Mr. Boisvert is currently a partner in a European holding company, Corporate Application Services Holding A/S, which owns several software and services companies throughout continental Europe, the UK and the United States. Mr. Boisvert is also a limited partner in two technology venture funds, SEITF and Ibelay. Mr. Boisvert additionally works as an independent consultant and has consulted for other high tech companies such as Microsoft and Hyperion Solutions Inc. Previously, Mr. Boisvert served as President and Chief Operating Officer of SAS Institute, Inc. from January 2000 through February 2001; Special General Partner of Southeast Interactive Technology Funds from July 1996 through December 1999 where he served as interim CEO for two of the fund’s portfolio companies; and as Senior Vice President at SEER Technologies Inc, an IBM—CS First Boston joint venture, where Mr. Boisvert played a pivotal role in bringing the company public. Prior to SEER, Mr. Boisvert held several executive positions with Cognos Corporation, Wang Laboratories Inc. and Oracle Corporation, where he held the position of Senior Vice President, Worldwide Marketing. Mr. Boisvert started his career in 1976 when he joined IBM Corporation and where he spent thirteen years in multiple technical, sales, marketing and senior management positions. In addition to sitting on the board of directors of Sagent, Mr. Boisvert sits on the board of several privately held companies, as well as that of VA Software (Nasdaq: LNUX).

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

Ali Jenab had served on our Board of Directors since November 2001. Mr. Jenab is the President and Chief Executive Officer of VA Software (Nasdaq: LNUX), a position he has held since July 2002. From February 2001 through July 2002, Mr. Jenab served as President and Chief Operating Officer of VA Software. From August 2000 through February 2001, Mr. Jenab served as Senior Vice President and General Manager, Systems Division of VA Software. From 1983 through August 2000, Mr. Jenab held various positions at Amdahl Corporation, a provider of high-end integrated computing solutions. From October 1999 through August 2000, he was Group President of Amdahl’s technology division. From October 1998 through October 1999, Mr. Jenab was Amdahl’s Vice President of Strategic Business, and from January 1997 through October 1998, Mr. Jenab was Vice President of Worldwide Marketing. From July 1995 through January 1997, Mr. Jenab was Director of Marketing at Amdahl.

Executive Officers

The Company currently does not have any employees or executive officers. All persons providing services to the Company, are doing so in their capacity as independent contractors.

Former officers, who served through April 15, 2004:

Patricia Szoka, served as our Chief Accounting Officer since January 2003. Prior to joining Sagent in August 2001, Ms. Szoka was Controller of XACCT Technologies, Inc., a provider of business intelligence software. She also held senior finance and sales positions at Synopsys, Inc., Romac International and Wells Fargo Bank, where she was Vice President and Group Controller of the Business Banking Group. Ms. Szoka started her career with Touche Ross in 1986 where she obtained her license as a Certified Public Accountant. Ms. Szoka received her Bachelor in Business Administration from Boston College.

Audit Committee

The Board of Directors has determined that Mr. Lichtenwald qualified as an “audit committee financial expert,” as defined in the applicable SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and report changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal years ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Since, in connection with the closing of the asset sale with Group 1 on October 1, 2003, all employees of the Company resigned effective September 30, 2003 or April 15, 2004, the Company has not adopted a code of ethics.

Item 11. Executive Compensation

The following table sets forth information concerning compensation that the Company paid during the last three fiscal years to our Chief Executive Officer and each of our other most highly compensated executive officers who were serving as executive officers during fiscal years noted below.

We do not grant stock appreciation rights and have no long-term compensation benefits other than stock options.

Summary Compensation Table

		Annual Compensation		Long-term Compensation Awards		All Other Compensation ($)(1)
Name	Year	Salary ($)	Bonus ($)	Restricted Shares (#)	Securities Underlying Options (#)
Andre Boisvert (2) President and Chief Executive Officer	2004 2003 2002	141,846 480,000 144,000	— — —	— — —	— — 1,080,000	830,000 — 230,000

Patricia Szoka (4) Chief Accounting Officer	2004 2003 2002	51,715 174,914 132,901	— 35,250 13,877	— — —	— 150,000 2,500	87,500 87,500 —

Arthur Parker (3) Former Executive Vice President and General Manager - Europe, Middle East & Africa	2004 2003 2002	— 147,979 230,220	— 267,488 193,976	— — —	— — —	— — —

Steven R. Springsteel (5) Former Executive Vice President, Chief Operating Officer and Chief Financial Officer	2004 2003 2002	— 57,351 254,236	— — 81,340	— — —	— — 1,000,000	— — —

(1)	Other annual compensation in the form of perquisites and other personal benefits, securities or property has been omitted in those cases where the aggregate amount of such compensation is the lesser of either $50,000 or 10% of the total of annual salary and bonus for the executive officer.
(2)	Mr. Boisvert served as Chairman of the Board since 2001 and assumed the role as President and Chief Executive Officer in July 2002. His “other compensation” in 2004 consisted a $350,000 retention payment and a $480,000 payment of one year’s base salary and in 2002 of $40,000 in retainer fees and $190,000 in management consulting fees. Mr. Boisvert resigned on April 15, 2004
(3)	Mr. Parker resigned on September 30, 2003.
(4)	Ms. Szoka was hired in August 2001 at an annual salary of $125,000. Her “other compensation in 2004 consisted of a $87,500 payment of one half year’s base salary and in 2003 of a $87,500 retention payment. Ms. Szoka resigned on April 15, 2004.
(5)	Mr. Springsteel resigned on January 10, 2003.

Equity Compensation Plan Information

As of December 31, 2004, the Company had no securities to be issued upon exercise of outstanding options, warrants or rights. All equity compensation plans have been terminated in connection with the asset sale and dissolution of the Company.

Director Compensation

During the fiscal year ended December 31, 2004, the Company had an arrangement whereby each outside Director serving through April 15, 2004 received $2,000 for each board meeting attended for services and are reimbursed for out-of-pocket expenses they incur in connection with attendance at meetings. In addition, Committee members received an additional $1,000 for each committee they serve on. The Company currently has an arrangement whereby the trailing director receives $2,500 for each quarter of services and is reimbursed for out-of-pocket expenses he incurs in connection with providing those services.

Compensation Committee Interlocks and Insider Participation

Through April 15, 2004, the members of our compensation committee consisted of Irv Lichtenwald, Ali Jenab and Steve Springsteel. Upon the final board meeting on April 15, 2004, in connection with the asset sale and dissolution of the Company, the Compensation Committee was disbanded. No interlocking relationship existed through April 15, 2004 between the Board or compensation committee and the board of directors or compensation committee of any other company. Through April 15, 2004, one of the executive officers served as a member of the board of directors and compensation committee of an entity that had one executive officer serving as a member of the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

To our knowledge, the following table sets forth certain information with respect to beneficial ownership of our common stock, as of March 30, 2005, for:

•	each person whom we know beneficially owns more than 5% of our outstanding common stock;

•	each of our directors;

•	each of the executive officers (including former officers) named in the Summary Compensation Table (the “named executives”); and

•	our directors, named executives and other executive officers as a group.

Unless otherwise indicated, the address of each of the stockholders below is c/o S Wind-up Corporation, P.O. Box B.D., Los Altos, CA, 94023. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock shown held by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes shares of common stock, underlying options or warrants held by such person that are exercisable within 60 calendar days of March 30, 2004, but excludes shares of common stock underlying options or warrants held by any other person. Percentage of beneficial ownership is based on 47,109,843 shares of common stock outstanding as of December 31, 2004.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees paid or to be paid to the Company’s independent registered public accounting firms, Burr, Pilger & Mayer LLP, for fiscal year 2004 and to KPMG LLP, for fiscal year 2003.

Audit and Non-Audit Fees

	2004	2003
Audit Fees (1)	$50,000	$239,000
Audit-Related Fees (2)	$—	$175,000
Tax Fees (3)	$—	$160,000
All Other Fees	$—	$—

Total	$50,000	$574,000

(1)	Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements, quarterly review of financial statements included in the Company’s Forms 10-Q, services in connection with registration statements filed with the U.S. Securities and Exchange Commission, and audit services provided in connection with other statutory and regulatory filings.
(2)	Audit-related fees include professional services related to agreed upon procedures and, an audit of the balance sheet in connection with the sale of assets to Group 1.
(3)	Tax fees include professional services rendered in connection with tax compliance and preparation and for tax consulting and planning services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) Report on Form 8-K

None

(c) Exhibits

See Item 15(a)(3), above.

(d) Financial Statement Schedules

See Item 15(a)(2), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Altos, State of California, on March 31, 2005.

S WIND-UP CORPORATION.
By:	/s/ IRV LICHTENWALD
Irv Lichtenwald, Director

INDEX TO EXHIBITS

Number	Title
2.1(10)	Asset Purchase Agreement dated April 15, 2003 between the Registrant and Group 1 Software, Inc.

3.1(1)	Certificate of Incorporation of Registrant.

3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.3(1)	Bylaws of Registrant.

4.1(1)	Form of Registrant’s Common Stock Certificate.

4.2(2)	Common Stock Rights Agreement dated February 15, 2001 between the Registrant and the parties named therein.

4.3(4)	Common Stock Rights Agreement dated July 23, 2001 between the Registrant and the parties named therein.

10.1(1)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2(1)*	1998 Stock Plan and related agreements.

10.3(1)*	1999 Employee Stock Purchase Plan and related agreements

10.4(1)*	1999 Director Option Plan and related agreements.

10.6(1)*	Master Equipment Lease Agreement, dated September 28, 1998 between the Registrant and Dell Financial Services, L.P.

10.7(1)	Standard Office Lease, dated June 1, 1998, by and between the Registrant and Asset Growth Partners, Ltd., and the Amendment thereto.

10.8(1)+	Development and Licensing Agreement, dated January 22, 1997, between the Registrant and Abacus Concepts, Inc.

10.9(1)+	Microsoft License and Distribution Agreement, dated August 23, 1996, between the Registrant and Microsoft Corporation.

10.10(1)+	Sagent KK Non-Exclusive Japanese Distribution Agreement, dated as of December 17, 1997, between Sagent KK Japan and Kawasaki Steel Systems R&D Corporation.

10.11(1)	Form of Sagent Technology, Inc. End User Software License Agreement.

10.12(1)+	OEM Software License Agreement, effective March 31, 1998, between the Registrant and Siebel Systems, Inc.

10.13(1)	Form of Sagent Technology, Inc. Software Maintenance and Technical Support Agreement.

10.14(1)	Form of Sagent Technology, Inc. Agreement for Consulting Services.

10.15(1)	Form of Sagent Technology, Inc. Agreement for Subcontractor Consulting Services.

10.16(1)	Form of Evaluation Agreement.

10.17(1)	Notes, dated February 1, 1999 between the Registrant and Virginia Walker.

10.18(1)	Notes, dated February 1, 1999 between the Registrant and Virginia Walker.

10.19(1)+	Solution Provider Agreement, effective June 27, 1997, between the Registrant and Unisys Corporation.

10.20(1)*	Executive Change of Control Policy.

10.21(1)+	Software License and Services Agreement, dated March 31, 1998, between the Registrant and Siebel Systems, Inc.

Number	Title
10.24(1)	Nonexclusive International Software Value Added Reseller (“VAR”) Agreement, dated December 8, 1997, between the Registrant and Opalis S.A.

10.25(2)*	Employment Agreement dated August 4, 2000, between the Registrant and Ben C. Barnes.

10.26(2)*	Offer letter dated May 9, 2000, between the Registrant and David Eliff.

10.27(2)	Common Stock Purchase Agreement dated February 15, 2001, between the Registrant and the parties named therein.

10.28(3)*	Service Agreement, dated January 1, 2001, between the Registrant and Arthur Parker.

10.29(4)	Stock Purchase Agreement dated July 23, 2001, between the Registrant and the parties named therein.

10.30(6)*	Offer letter dated October 9, 2001, between the Registrant and Richard Ghiossi.

10.31(6)*	Offer letter dated October 31, 2001, between the Registrant and Steven R. Springsteel, and addendum dated November 16, 2001.

10.32(6)*	Settlement Agreement and Mutual Release dated December 31, 2001, between the Registrant and Kenneth C. Gardner

10.33(7)*	Agreement dated July 22, 2002, between the Registrant and Steven R. Springsteel

10.34(7)*	Agreement dated July 22, 2002, between the Registrant and Andre M. Boisvert.

10.35(7)*	Agreement dated August 1, 2002, between the Registrant and John Maxwell.

10.36(7)*	Separation Agreement and Release executed on October 7, 2002, between the Registrant and Ben C. Barnes.

10.37(7)*	Separation Agreement and Release executed on September 30, 2002, between the Registrant and Richard Ghiossi.

10.38(8)	Investor’s Rights Agreement, dated November 1, 2002, between the Registrant and CDC Software Corporation.

10.39(8)	Note and Warrant Purchase Agreement, dated October 24, 2002, between the Registrant and CDC Software Corporation.

10.40(8)	Security Agreement, dated October 24, 2002, between the Registrant and CDC Software Corporation.

10.41(8)	Security Promissory Note, dated November 1, 2002, between the Registrant and CDC Software Corporation.

10.42(8)	Warrant, dated November 1, 2002, issued by Registrant to CDC Software Corporation.

10.43(8)	Security Promissory Note, dated December 31, 2002, between the Registrant and CDC Software Corporation.

10.44(8)	Warrant, dated December 31, 2002, issued by Registrant to CDC Software Corporation.

10.45(9)	Warrant, dated November 1, 2002, issued by Registrant to Baruch Halpern and Shoshana Halpern

10.46(9)	Warrant, dated November 1, 2002, issued by Registrant to David Dohrmann.

10.47(9)	Warrant, dated December 31, 2002, issued by Registrant to Baruch Halpern and Shoshana Halpern

10.48(9)	Warrant, dated December 31, 2002, issued by Registrant to David Dohrmann.

16.1(5)	Letter dated as of October 18, 2000 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.

Number	Title

31	Certification pursuant to 18 U.S.C. Section 1350 by the Board of Directors, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

32	Certification pursuant to 18 U.S.C. Section 1350 by the Board of Directors, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (No. 333-71369), declared effective by the Securities and Exchange Commission (SEC) on April 14, 1999.
(2)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(3)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.
(4)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2001.
(5)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 19, 2000.
(6)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2002.
(7)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2002.
(8)	Incorporated by reference to the exhibit to the Registrant’s Form S-3 filed with the SEC on December 31, 2002.
(9)	Incorporated by reference to the exhibit to the Registrant’s Form S-3/A filed with the SEC on March 14, 2003.
(10)	Incorporated by reference to the exhibit to the Registrant’s Current Report on 8-K filed with the SEC on April 17, 2003.
*	Denotes management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.