Form 10-Q/A
period 2004-03-31
S Wind-up CORP
filed 2005-05-06
CIK 1058425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

S WIND-UP CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A FOR THE PERIOD ENDED MARCH 31, 2004

EXPLANATORY NOTE: This quarterly report on Form 10-Q/A amends and restates in its entirety the quarterly report on Form 10-Q of S Wind-up Corporation (the “Company”) for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on May 12, 2004. Except as specifically set forth herein, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q on May 12, 2004. This Form 10-Q/A is being filed for the following purposes:

(1)	The interim financial statements included in Item 1 of Part I of the original Form 10-Q filed on May 12, 2004 had not been reviewed by independent public accountants as required by the relevant rules of the SEC. The interim financial statements have since been reviewed by our independent public accountants, and a copy of their report is included with this Form 10-Q/A.

(2)	Item 4 of Part I has been revised to include disclosure regarding the Company’s disclosure controls and procedures.

(3)	The certifications required by the relevant rules of the SEC have been included as Exhibits 31 and 32.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

S WIND-UP CORPORATION

STATEMENTS OF NET ASSETS IN LIQUIDATION

(Unaudited In thousands)

	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$6,198	$6,065
Accounts receivable	—	34
Amount due from shareholder	100	—
Amount due from Group 1 Software, Inc.	—	1,635
Other assets	10	33

Total assets	$6,308	$7,767

LIABILITIES
Accounts payable and accrued liabilities	$287	$1,147
Accrued costs of liquidation	557	1,280

Commitments and contingencies
Total liabilities	$844	$2,427

Net assets in liquidation	$5,464	$5,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S WIND-UP CORPORATION

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited In thousands)

Three Months Ended March 31,
2004
Net increase in net assets in liquidation:
Interest income	$14
Refunds of utility payments	10
Amount due from shareholder	100

Net increase in net assets in liquidation	124
Net assets in liquidation, beginning of period	5,340

Net assets in liquidation, March 31, 2004	$5,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S WIND-UP CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

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

S WIND-UP CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

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

NOTE 1. SALE OF SUBSTANTIALLY ALL ASSETS, ACCOUNTING BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING BASIS POLICIES

Liquidation Basis of Accounting and Sale of Substantially all Assets

The accompanying consolidated financial statements of S Wind-up Corporation (formerly Sagent Technology, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and note disclosures normally included in financial statements have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

S Wind-up Corporation:

We have reviewed the accompanying statement of net assets in liquidation of S Wind-up Corporation as of March 31, 2004 and the related statement of changes in net assets in liquidation for the three-month period then ended. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

At March 31, 2004, the following represents the estimated costs of liquidation (in thousands):

Officer compensation and benefits	$36
Legal, audit and tax services	$145
Other estimated costs of liquidation	$376

Total	$557

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

Outstanding Liabilities

At March 31, 2004, we had $844 in accounts payable and accrued costs of liquidation. Our cash is being used to pay our outstanding liabilities and obligations, and to establish a reserve for future liabilities and expenses. Any cash not used to satisfy liabilities and expenses will be distributed to stockholders. It is our intention to settle our outstanding obligations and sell our remaining assets as expeditiously as possible. Final dissolution of the Company and related distributions to our stockholders will occur upon obtaining final resolution of all liquidation issues.

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

Evaluation of Disclosure Controls and Procedures

As of October 1, 2003, the Company sold substantially all of its assets and began the orderly dissolution and liquidation of its assets. As the Company currently has no ongoing operations, chief executive officer, principal financial officers, principal accounting officer or employees, the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was performed by the Company’s sole director. Based on that evaluation, the Company’s sole director has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2004 to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

A report on Form 8-K dated March 30, 2004 under Item 5 was filed with the Commission on March 30, 2004.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Irv H. Lichtenwald	Date: May 6, 2005
Irv H. Lichtenwald, Director