Form 10-Q/A
period 2004-09-30
S Wind-up CORP
filed 2005-05-06
CIK 1058425

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

S WIND-UP CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A FOR THE PERIOD ENDED SEPTEMBER 30, 2004

EXPLANATORY NOTE: This quarterly report on Form 10-Q/A amends and restates in its entirety the quarterly report on Form 10-Q of S Wind-up Corporation (the “Company”) for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission (“SEC”) on November 2, 2004. Except as specifically set forth herein, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q on November 2, 2004. This Form 10-Q/A is being filed for the following purposes:

(1)	The interim financial statements included in Item 1 of Part I of the original Form 10-Q filed on November 2, 2004 had not been reviewed by independent public accountants as required by the relevant rules of the SEC. The interim financial statements have since been reviewed by our independent public accountants, and a copy of their report is included with this Form 10-Q/A.

(2)	Item 4 of Part I has been revised to include disclosure regarding the Company’s disclosure controls and procedures.

(3)	The certifications required by the relevant rules of the SEC have been included as Exhibits 31 and 32.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

S WIND-UP CORPORATION

STATEMENTS OF NET ASSETS IN LIQUIDATION

(In thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$1,451	$6,065
Accounts receivable	—	34
Amount due from shareholder	—	—
Amount due from Group 1 Software, Inc.	—	1,635
Other assets	—	33

Total assets	$1,451	$7,767

LIABILITIES
Accounts payable and accrued liabilities	$—	$1,147
Accrued costs of liquidation	207	1,280
Commitments and contingencies	—	—

Total liabilities	207	2,427

Net assets in liquidation	$1,244	$5,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

S WIND-UP CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(In thousands)

(Unaudited)

	Three months ended September 30, 2004	Nine months ended September 30, 2004
Net increase (decrease) in net assets in liquidation:
Interest income	$4	$22
Refunds of utility and state tax payments	47	62
Reimbursement of class action legal fees by insurance carrier	150	150
Amount due from shareholder	—	100
Amount due from Group 1	—	281
Initial distribution to stockholders	—	(4,711)

Net increase (decrease) in net assets in liquidation	201	(4,096)
Net assets in liquidation, beginning of period	1,043	5,340

Net assets in liquidation, September 30, 2004	$1,244	$1,244

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

S Wind-up Corporation:

We have reviewed the accompanying statement of net assets in liquidation of S Wind-up Corporation as of September 30, 2004 and the related statements of changes in net assets in liquidation for the three-month and nine-month periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

At September 30, 2004, the following represents the estimated costs of liquidation (in thousands):

September 30, 2004
(unaudited)
Officer compensation and benefits	$—
Legal, audit and tax services	$134
Other estimated costs of liquidation	73

Total	$207

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

Outstanding Liabilities

At September 30, 2004, we had $207 in accrued costs of liquidation. Our cash is being used to pay our outstanding liabilities and obligations, and to establish a reserve for future liabilities and expenses. Any cash not used to satisfy liabilities and expenses will be distributed to stockholders. It is our intention to settle our outstanding obligations as expeditiously as possible. Final dissolution of the Company and related distributions to our stockholders will occur upon obtaining final resolution of all liquidation issues.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 1, 2003, the Company sold substantially all of its assets and began the orderly dissolution and liquidation of its assets. As the Company currently has no ongoing operations, chief executive officer, principal financial officers, principal accounting officer or employees, the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was performed by the Company’s sole director. Based on that evaluation, the Company’s sole director has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2004 to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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