Form 10-Q
period 2005-03-31
S Wind-up CORP
filed 2005-05-06
CIK 1058425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2005

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

As of March 31, 2005, Registrant had 47,109,843 shares of common stock issued and outstanding.

S WIND-UP CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2005

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

S WIND-UP CORPORATION

STATEMENTS OF NET ASSETS IN LIQUIDATION

(Unaudited, in thousands)

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$1,364	$1,423

Total assets	$1,364	$1,423

LIABILITIES
Accrued costs of liquidation	$298	$333

Total liabilities	298	333

Commitments and contingencies
Net assets in liquidation	$1,066	$1,090

The accompanying notes are an integral part of these financial statements.

S WIND-UP CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited, in thousands)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net increase (decrease) in net assets in liquidation:
Interest income	$7	$14
Settlement of preferential transfer payment claim, including legal and administrative fees	$(31)
Refunds of utility and state tax payments	—	10
Amount due from shareholder	—	100

Net increase in net assets in liquidation	(24)	124

Net assets in liquidation, beginning of period	1,090	5,340

Net assets in liquidation, end of period	$1,066	$5,464

The accompanying notes are an integral part of these financial statements.

S WIND-UP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except where noted)

NOTE 1. The Company and Recent Developments

S Wind-up Corporation, formerly Sagent Technology, Inc., a Delaware corporation (“Sagent”, “S Wind-up”, the “Company”, “we”, “us”, or “our”) is engaged in the process of an orderly liquidation of remaining assets, the winding up of its business and operations, and the dissolution of the Company.

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

We may at some point determine that the continued liquidation of S Wind-up Corporation may be more efficiently handled by retaining a third party liquidator to manage the liquidation process. In particular, we may determine to do so at such time as our outstanding litigation and other significant creditor claims have been resolved. We cannot predict when or if these matters will be resolved, or when, or if, we will engage a third party liquidator.

Business of the Issuer

Prior to October 1, 2003, we offered a complete business intelligence software platform that allows business users and information technology (IT) departments to work together to integrate, analyze, deliver and understand information. We operated as a single business segment.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As a result of the stockholder’s approval of the plan of dissolution and the imminent nature of the liquidation, we changed our basis of accounting to the liquidation basis as of October 1, 2003. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. Upon changing to the liquidation basis of accounting, we recorded an $8.0 million increase to net assets. Included in the adjustment to net assets recorded in connection with the change from the going-concern to the liquidation basis of accounting on October 1, 2003, we recorded $1.9 million of accrued costs of liquidation representing the estimate of the costs to be incurred during dissolution; however actual costs could vary from those estimates.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of such estimates include, but are not limited to, the accounting for contingencies and accrued costs of liquidation, which represents the estimate of costs to be incurred during dissolution. Our current estimated range of loss related to some of the contingencies is based on claims for which we can estimate the amount and range of loss. Actual results could differ from those estimates.

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

NOTE 3. LEGAL PROCEEDINGS

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

In March 2005, AmeriKing, Inc.’s (a former Sagent customer) trustee filed a complaint against us in the United States Bankruptcy Court for the District of Delaware to avoid and recover certain preferential transfer payments totaling $28. The Company has verbally agreed to a settlement of $25 for the complaint. In addition, the Company will incur legal and administrative costs of approximately $6.

NOTE 4. GUARANTEES

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

The following discussion and analysis should be read in conjunction with our financial statements and related notes in Item 1.

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

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $298,000 and $555,000 at March 31, 2005 and 2004, respectively. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the Securities Exchange Commission (“SEC”) for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

We believe the following critical accounting policies affected our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Contingent Liabilities

Our estimated range of liabilities relating to litigation is based on claims for which we can reasonably estimate the amount and range of loss (as discussed in Part II, Item 1. Legal Proceedings). We recorded a liability if it is (1) probable that an obligation was incurred because of a transaction or event happening on or before the date of the financial statements and (2) the amount of the obligation can be reasonably estimated.

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

At March 31, 2005 and 2004, the following represents the estimated costs of liquidation (in thousands):

	March 31, 2005	March 31, 2004
Officer compensation and benefits	$—	$36
Legal, audit and tax services	260	145
Other estimated costs of liquidation	38	374

Total	$298	$555

Changes in Net Assets in Liquidation for the quarters ended March 31, 2005 and 2004

For the quarters ended March 31, 2005 and 2004, we recorded $7,000 and $14,000 in interest income, respectively. We also recorded $0 and $10,000 of refunds of utility and state tax payments for the quarters ended March 31, 2005 and 2004. For the quarter ended March 31, 2005, we recorded $31,000 for settlement of a preferential transfer claim, including $6,000 of legal and administrative fees. For the quarter ended March 31, 2004, we recorded receipt of $100,000 of on note receivable from shareholder.

Liquidity and Capital Resources

As of March 31, 2005, our net assets in liquidation were $1.1 million, including primarily cash and cash equivalents of $1.4 million and accrued costs of liquidation of $298,000. During the quarter ended March 31, 2005, we extinguished $66,000 of our accrued costs of liquidation. We also recorded $7,000 of interest income.

Outstanding Liabilities

At March 31, 2005, we had $298,000 in accrued costs of liquidation. Our cash is being used to pay our outstanding liabilities and obligations, and to establish a reserve for future liabilities and expenses. Any cash not used to satisfy liabilities and expenses will be distributed to stockholders. It is our intention to settle our outstanding obligations and sell our remaining assets as expeditiously as possible. Final dissolution of the Company and related distributions to our stockholders will occur upon obtaining final resolution of all liquidation issues.

Risk Factors

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our plan of dissolution and the timing and amount of liquidating distributions, if any, to our stockholders. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not known to us or that we now believe to be unimportant could also impair our liquidation and dissolution. As a result, the market price of our common stock could decline, and you may lose all of your investment. This section should be read in conjunction with the financial statements and notes thereto, and Management’s Discussions and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q.

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

As of March 31, 2005, there are no material legal proceedings involving the Company, however in March 2005, AmeriKing, Inc.’s (a former Sagent customer) trustee filed a complaint against us in the United States Bankruptcy Court for the District of Delaware to avoid and recover certain preferential transfers payments totaling $28,000. The Company has verbally agreed to a settlement of $25 for the complaint. In addition, the Company will incur legal and administrative costs of approximately $6.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We are exposed to certain market risks, including the effects of adverse changes in interest rates. Our exposure to such changes results from cash deposits managed by Bank of America and Banc of America Investment Services, Inc. As of December 31, 2004 and March 31, 2005, we have no financial instruments in place to manage the impact of changes in interest rates. We estimate that a 1% increase or decrease in interest rates would have impacted our income from these assets by less than $14,000 for the year ended December 31, 2004 and $14,000 for the three months ended March 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 1, 2003, the Company sold substantially all of its assets and began the orderly dissolution and liquidation of its assets. As the Company currently has no ongoing operations, chief executive officer, principal financial officers, principal accounting officer or employees, the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was performed by the Company’s sole director. Based on that evaluation, the Company’s sole director has concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2005 to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

S WIND-UP CORPORATION

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been subject to pending or threatened litigation. As discussed in Note 3 to the financial statements, we are currently engaged in certain legal and administrative proceedings incidental to our previous business activities and current dissolution efforts and believe that these matters will not have a material adverse effect on our financial position. However, the results of legal proceedings cannot be predicted with certainty. Pending or future litigation could be costly and could upon resolution, have a material adverse affect on our financial position.

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