Form 10-Q
period 2005-06-30
S Wind-up CORP
filed 2005-08-05
CIK 1058425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2005

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

As of June 30, 2005, Registrant had 47,109,843 shares of common stock issued and outstanding.

S WIND-UP CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2005

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

S WIND-UP CORPORATION

STATEMENTS OF NET ASSETS IN LIQUIDATION

(Unaudited, in thousands)

	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$1,258	$1,423

Total assets	$1,258	$1,423

LIABILITIES
Accrued costs of liquidation	$195	$333

Total liabilities	195	333

Contingencies (Note 3)
Net assets in liquidation	$1,063	$1,090

The accompanying notes are an integral part of these financial statements.

S WIND-UP CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited, in thousands)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net decrease in net assets in liquidation:
Interest income	$7	$4	$14	$18
Refunds of utility and state tax payments	2	5	2	15
Former employee medical expense payment	(12)	—	(12)	—
Settlement of preferential transfer payment claim, including legal and administrative fees	—	—	(31)	—
Amount due from shareholder	—	—	—	100
Amount due from Group 1	—	281	—	281
Initial distribution to stockholders	—	(4,711)	—	(4,711)

Net decrease in net assets in liquidation:	(3)	(4,421)	(27)	(4,297)
Net assets in liquidation, beginning of period	1,066	5,464	1,090	5,340

Net assets in liquidation, end of period	$1,063	$1,043	$1,063	$1,043

The accompanying notes are an integral part of these financial statements.

S WIND-UP CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

At the close of business on April 15, 2004, we closed our stock transfer books and discontinued recording transfers of our common stock. No assignments or transfers of our common stock were recorded or will be recorded after April 15, 2004. Any future distributions we make will be made solely to the stockholders of record as of the close of business on April 15, 2004. We intend, in the future, to seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act. Since we closed our stock records on April 15, 2004, our shares have continued to trade in the Over the Counter Market’s “pink sheets”. The stock has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, which negotiate and rely on themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares. From time to time, trading volume in our shares has been relatively high, and our shares have traded at prices in excess of the highest price we have estimated for potential liquidation distributions. Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidation distributions will be made.

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

We may at some point determine that the continued liquidation of S Wind-up Corporation may be more efficiently handled by retaining a third party liquidator to manage the liquidation process. We cannot predict when or if we will engage a third party liquidator.

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

NOTE 3. CONTINGENCIES

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

In March 2005, AmeriKing, Inc.’s (a former Sagent customer) trustee filed a complaint against us in the United States Bankruptcy Court for the District of Delaware to avoid and recover certain preferential transfer payments totaling $28. The Company has agreed to a settlement of $25 for the complaint. In addition, the Company has incurred legal and administrative costs of approximately $2.

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

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $195,000 and $308,000 at June 30, 2005 and 2004, respectively. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the Securities Exchange Commission (“SEC”) for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

We believe the following critical accounting policies affected our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Contingent Liabilities

Our estimated range of liabilities relating to litigation is based on claims for which we can reasonably estimate the amount and range of loss (as discussed in Part II, Item 1. Legal Proceedings). We record a liability if it is (1) probable that an obligation was incurred because of a transaction or event happening on or before the date of the financial statements and (2) the amount of the obligation can be reasonably estimated.

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

At June 30, 2005 and December 31, 2004, the following represents the estimated costs of liquidation (in thousands):

	June 30, 2005	December 31, 2004
Legal, audit and tax services	157	311
Other estimated costs of liquidation	38	22

Total	$195	$333

Changes in Net Assets in Liquidation for the quarters ended June 30, 2005 and 2004

For the quarters ended June 30, 2005 and 2004, we recorded $7,000 and $4,000 in interest income, respectively. We also recorded $2,000 and $5,000 of refunds of utility and state tax payments for the quarters ended June 30, 2005 and 2004, respectively. For the quarter ended June 30, 2005, we recorded $12,000 for a medical claim expense due to the self-funded plan previously maintained by Sagent. For the quarter ended June 30, 2004, we recorded $281,000 as amount due from Group 1and recorded an initial distribution to stockholders of $4.7 million.

Changes in Net Assets in Liquidation for the six months ended June 30, 2005 and 2004

For the six months ended June 30, 2005 and 2004, we recorded $14,000 and $18,000 in interest income, respectively. We also recorded $2,000 and $15,000 of refunds of utility and state tax payments for the quarters ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005, we recorded $12,000 for a medical claim expense due to the self-funded plan previously maintained by Sagent and $31,000 for settlement of a preferential transfer claim, including $6,000 of legal and administrative fees. For the six months ended June 30, 2004, we recorded receipt of $100,000 of note receivable from shareholder, $281,000 as amount due from Group 1and recorded an initial distribution to stockholders of $4.7 million.

Liquidity and Capital Resources

As of June 30, 2005, our net assets in liquidation were $1.1 million, including primarily cash and cash equivalents of $1.3 million less accrued costs of liquidation of $195,000. During the quarter ended June 30, 2005, we extinguished $103,000 of our accrued costs of liquidation. We also recorded $7,000 of interest income. At June 30, 2004, our net assets in liquidation were $1.0 million, consisting primarily cash and cash equivalents of $1.0 million and other receivables of $381,000 less accrued costs of liquidation of $308,000. During the quarter ended June 30, 2004, we extinguished $0.5 million of our accounts payable and accrued costs of liquidation.

Outstanding Liabilities

At June 30, 2005, we had $195,000 in accrued costs of liquidation. Our cash is being used to pay our outstanding liabilities and obligations, and to establish a reserve for future liabilities and expenses. Any cash not used to satisfy liabilities and expenses will be distributed to stockholders. It is our intention to settle our outstanding obligations and sell our remaining assets as expeditiously as possible. Final dissolution of the Company and related distributions to our stockholders will occur upon obtaining final resolution of all liquidation issues.

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

Although we are in the process of dissolution, our common stock may continue to trade, and liquidating distributions, if any, may be below any trading price.

At the close of business on April 15, 2004, we closed our stock transfer books and discontinued recording transfers of our common stock. Since we closed our stock records on April 15, 2004, our shares have continued to trade in the Over the Counter Market’s “pink sheets.” The stock has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, which negotiate and rely on themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares. From time to time, trading volume in our shares has been relatively high, and our shares have traded at prices in excess of the highest price we have estimated for potential liquidation distributions. Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidation distributions will be made.

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

As of June 30, 2005, there are no material legal proceedings involving the Company, however in March 2005, AmeriKing, Inc.’s (a former Sagent customer) trustee filed a complaint against us in the United States Bankruptcy Court for the District of Delaware to avoid and recover certain preferential transfers payments totaling $28,000. The Company agreed to a settlement of $25,000 for the complaint. In addition, the Company incurred legal and administrative costs of approximately $2,000.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We are exposed to certain market risks, including the effects of adverse changes in interest rates. Our exposure to such changes results from cash deposits managed by Bank of America and Banc of America Investment Services, Inc. As of June 30, 2005, we have no financial instruments in place to manage the impact of changes in interest rates. We estimate that a 1% increase or decrease in interest rates would have impacted our income from these assets by less than $13,000 for the three months ended June 30, 2005 and $14,000 for the year ended December 31, 2004.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 1, 2003, the Company sold substantially all of its assets and began the orderly dissolution and liquidation of its assets. As the Company currently has no ongoing operations, chief executive officer, principal financial officers, principal accounting officer or employees, the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was performed by the Company’s sole director. Based on that evaluation, the Company’s sole director has concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

/s/ Irv H. Lichtenwald	Date: August 5, 2005
Irv H. Lichtenwald, Director