Form 10-Q
period 2005-09-30
S Wind-up CORP
filed 2005-11-03
CIK 1058425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

As of September 30, 2005, Registrant had 47,109,843 shares of common stock issued and outstanding.

S WIND-UP CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2005

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

S WIND-UP CORPORATION

STATEMENTS OF NET ASSETS IN LIQUIDATION

(Unaudited in thousands)

	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$534	$723
Short-term investments	700	700
Other receivables	8	—

Total assets	$1,242	$1,423

LIABILITIES
Accrued costs of liquidation	$158	$333

Total liabilities	158	333

Commitments and contingencies
Net assets in liquidation	$1,084	$1,090

The accompanying notes are an integral part of these financial statements.

S WIND-UP CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited, in thousands)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net increase (decrease) in net assets in liquidation:
Interest income	$9	$4	$23	$22
Refunds of utility, sales tax and state tax payments	5	47	7	62
Refund of prior years’ legal fees	3	—	3	—
Former employee medical expense payment	—	—	(12)	—
Reimbursement of class action legal fees by insurance carrier	—	150	—	150
Settlement of preferential transfer payment claim, including legal and administrative fees	4	—	(27)	—
Amount due from shareholder	—	—	—	100
Amount due from Group 1	—	—	—	281
Initial distribution to stockholders	—	—	—	(4,711)

Net increase (decrease) in net assets in liquidation:	21	201	(6)	(4,096)
Net assets in liquidation, beginning of period	1,063	1,043	1,090	5,340

Net assets in liquidation, end of period	$1,084	$1,244	$1,084	$1,244

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

Reclassifications

Certain reclassifications, none of which affected the net increase (decrease) in net assets in liquidation, have been made to prior year amounts to conform to the current year presentation.

NOTE 3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At September 30, 2005, the balance of cash and cash equivalents is made up of $3 in cash and $531 in money market savings accounts. Short-term investments of $700 consist of auction rate securities, classified as corporate equity securities, and possessing no apparent maturity date and no unrealized gain or loss.

Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the underlying securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every month or up to six months. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction.

Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. Therefore, these securities have been classified as short-term investments (marketable securities) in the accompanying statements of net assets in liquidation.

Based upon the Company’s re-evaluation of these securities, the Company has reclassified its auction rate securities previously classified as cash equivalents, as short-term investments as of December 31, 2004. This resulted in a reclassification from cash and cash equivalents to short-term investments of $700 on the December 31, 2004 statement of net assets in liquidation. The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in auction rate securities are classified as “available for sale” and are reported at fair value in the Company’s statements of net assets in liquidation. The short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at the Company’s discretion indicates that the securities should appropriately be classified as short-term investments.

NOTE 4. LEGAL PROCEEDINGS

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

In March 2005, AmeriKing, Inc.’s (a former Sagent customer) trustee filed a complaint against us in the United States Bankruptcy Court for the District of Delaware to avoid and recover certain preferential transfer payments totaling $28. The Company agreed to and paid a settlement of $25 for the complaint. In addition, the Company has incurred legal and administrative costs of approximately $2.

NOTE 5. GUARANTEES

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

Overview

In connection with the adoption of the plan and the anticipated liquidation approved by a majority of the holders of our outstanding shares, we adopted the liquidation basis of accounting effective October 1, 2003, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the precise net value of our non-cash assets, and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future expenses for operations, although currently declining, may or will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to stockholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and cash equivalents and amounts received from sales of non-cash assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to stockholders. If available cash and amounts received from sales of non-cash assets are not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our stockholders will be reduced.

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

Since October 1, 2003, our operations have been limited to winding-up our business and affairs, selling our remaining assets and discharging our known liabilities. On February 26, 2004, our board of directors approved an partial initial cash distribution, and on April 6, 2004 we completed the partial initial cash distribution of $0.10 for each share of stock held as of the record date of March 31, 2004 pursuant to the Plan of Liquidation and Dissolution approved by the stockholders on September 30, 2003. We plan to distribute any remaining assets to our stockholders, all in accordance with the plan of dissolution.

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

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $158,000 and $207,000 at September 30, 2005 and 2004, respectively. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the Securities Exchange Commission (“SEC”) for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

We believe the following critical accounting policies affected our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Contingent Liabilities

Our estimated range of liabilities relating to litigation is based on claims for which we can reasonably estimate the amount and range of loss (as discussed in Part II, Item 1. Legal Proceedings). We recorded a liability if it is (1) probable that an obligation was incurred because of a transaction or event happening on or before the date of the financial statements and (2) the amount of the obligation can be reasonably estimated. As of September 30, 2005, we have no liabilities recorded relating to litigation outstanding.

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

At September 30, 2005 and December 31, 2004, the following represents the estimated costs of liquidation (in thousands):

	September 30, 2005	December 31, 2004
Legal, audit and tax services	126	311
Other estimated costs of liquidation	32	22

Total	$158	$333

Changes in Net Assets in Liquidation for the quarters ended September 30, 2005 and 2004

For the quarters ended September 30, 2005 and 2004, we recorded $9,000 and $4,000 in interest income, respectively. We also recorded $5,000 and $47,000 of refunds of utility, sales tax and state tax payments for the quarters ended September 30, 2005 and 2004, respectively. For the quarter ended September 30, 2005, we recorded $3,000 in refunds for prior years’ legal fees and $4,000 reduction in legal and administrative fees associated with the settlement of preferential transfer claim. For the quarter ended September 30, 2004, we recorded $150,000 in reimbursement of class action legal fees from an insurance carrier.

Changes in Net Assets in Liquidation for the nine months ended September 30, 2005 and 2004

For the nine months ended September 30, 2005 and 2004, we recorded $23,000 and $22,000 in interest income, respectively. We also recorded $7,000 and $62,000 of refunds of utility, sales tax and state tax payments for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, we recorded $3,000 in refunds for prior years’ legal fees, $12,000 for a medical claim expense due to the self-funded plan previously maintained by Sagent, and $27,000 for settlement of a preferential transfer claim, including $2,000 of legal and administrative fees. For the nine months ended September 30, 2004, we recorded $150,000 in reimbursement of class action legal fees from an insurance carrier, $281,000 as amount due from Group 1, $100,000 as final settlement for amount due from shareholder and recorded an initial distribution to stockholders of $4.7 million.

Liquidity and Capital Resources

As of September 30, 2005, our net assets in liquidation were $1.1 million, including primarily cash, cash equivalents, and other short-term investments of $1.2 million and accrued costs of liquidation of $158,000. During the quarter ended September 30, 2005, we extinguished $37,000 of our accrued costs of liquidation. We also recorded $9,000 of interest income. At September 30, 2004, our net assets in liquidation were $1.2 million, consisting primarily cash and cash equivalents of $1.5 million and accrued costs of liquidation of $207,000. During the quarter ended September 30, 2004, we extinguished $101,000 of our accounts payable and accrued costs of liquidation.

Outstanding Liabilities

At September 30, 2005, we had $158,000 in accrued costs of liquidation. Our cash is being used to pay our outstanding liabilities and obligations, and to establish a reserve for future liabilities and expenses. Any cash not used to satisfy liabilities and expenses will be distributed to stockholders. It is our intention to settle our outstanding obligations and sell our remaining assets as expeditiously as possible. Final dissolution of the Company and related distributions to our stockholders will occur upon obtaining final resolution of all liquidation issues.

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

As of September 30, 2005, there are no material legal proceedings involving the Company, however in March 2005, AmeriKing, Inc.’s (a former Sagent customer) trustee filed a complaint against us in the United States Bankruptcy Court for the District of Delaware to avoid and recover certain preferential transfers payments totaling $28. The Company agreed to a settlement of $25 for the complaint. In addition, the Company incurred legal and administrative costs of approximately $2.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We are exposed to certain market risks, including the effects of adverse changes in interest rates. Our exposure to such changes results from cash deposits managed by Bank of America and Banc of America Investment Services, Inc. As of September 30, 2005, we have no financial instruments in place to manage the impact of changes in interest rates. We estimate that a 1% increase or decrease in interest rates would have impacted our income from these assets by less than $12,000 for the three months ended September 30, 2005 and $14,000 for the year ended December 31, 2004.

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

S WIND-UP CORPORATION

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been subject to pending or threatened litigation. As discussed in Note 4 to the financial statements, we are currently engaged in certain legal and administrative proceedings incidental to our previous business activities and current dissolution efforts and believe that these matters will not have a material adverse effect on our financial position. However, the results of legal proceedings cannot be predicted with certainty. Pending or future litigation could be costly and could upon resolution, have a material adverse affect on our financial position.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Irv H. Lichtenwald	Date: November 3, 2005
Irv H. Lichtenwald, Director