Form 10KSB
period 2005-12-31
S Wind-up CORP
filed 2006-03-17
CIK 1058425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.001 Par Value

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934:    ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

Registrant’s revenue for the fiscal year ended December 31, 2005 was $nil.

As of March 3, 2005, the aggregate market value of the voting stock held by non-affiliates based on closing sales price of the registrant’s common stock as reported on The Over The Counter Bulletin Board was approximately $942,000.

As of December 31, 2005, 47,109,843 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

S Wind-up Corporation

FORM 10-KSB

December 31, 2005

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs and include, but are not limited to, the following:

•	any statements regarding the execution, timing and costs of liquidation associated with the complete plan of liquidation and dissolution of S Wind-up Corporation, Inc.;

•	any statements regarding the resolution of outstanding creditor claims and potential litigation against us; and

•	any statements regarding liquidating distributions, if any, to our stockholders.

You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “believe,” “estimate” and other similar expressions in the various disclosures we make which attempt to advise you of the factors which affect our business, including without limitation, the disclosures made under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and elsewhere in this annual report on Form 10-KSB. These important factors, which could cause actual results to differ materially from the forward-looking statements contained herein, include, without limitation:

•	our ability to accurately estimate the costs associated with executing our plan of complete liquidation and dissolution;

•	successful resolution of outstanding creditor claims and potential litigation; and

•	our ability to obtain relief from public company reporting from the Securities and Exchange Commission.

We are not under any duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations. You should not place undue reliance on our forward-looking statements, as they are not guarantees of future results and represent our expectations only as of the date they are made.

PART I

Item 1. Description of Business

Liquidation, Winding up and Dissolution

S Wind-up Corporation, formerly Sagent Technology, Inc., a Delaware corporation (“Sagent”, “S Wind-up” or the “Company”), is engaged in the process of an orderly liquidation of its assets, the winding up of its business and operations, and the dissolution of the Company.

On April 14, 2003, our Board of Directors voted to approve a plan of dissolution subject to the completion of an asset sale to Group 1 Software, Inc. (“Group 1”) and stockholder approval. On April 15, 2003, we entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of our assets to Group 1. On September 30, 2003, the holders of a majority of our outstanding shares approved the asset sale contemplated by the Asset Purchase Agreement and approved a plan of complete liquidation and dissolution (“Plan”). The key features of the plan are (1) file a Certificate of Dissolution with the Secretary of State of the State of Delaware; (2) cease conducting normal business operations, except as may be required to wind up our business affairs; (3) attempt to convert all of our remaining assets into cash or cash equivalents in an orderly fashion; (4) pay or attempt to adequately provide for the payment of all of our known obligations and liabilities; and (5) distribute pro rata in one or more liquidating distributions all of our remaining assets to our stockholders as of the applicable record date. On October 1, 2003, the asset sale contemplated by the Asset Purchase Agreement was consummated.

In connection with the adoption of the plan and the anticipated liquidation, we adopted the liquidation basis of accounting effective October 1, 2003, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the precise net value of our non-cash assets, and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future expenses for the liquidation and dissolution process, although currently declining, will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to stockholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and cash equivalents and short-term investments will be adequate to provide for our obligations, liabilities, liquidating and dissolution costs and claims, and to make cash distributions to stockholders. If available cash and short-term investments are not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our stockholders will be reduced.

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

At the close of business on April 15, 2004, we closed our stock transfer books and discontinued recording transfers of our common stock. No assignments or transfers of our common stock were recorded or will be recorded after April 15, 2004. Any future distributions we make will be made solely to the stockholders of record as of the close of business on April 15, 2004. We may, in the future, seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act. Since we closed our stock records on April 15, 2004, our shares have continued to trade in the “Over the Counter” Market. The stock has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares. From time to time, trading volume in our shares has been relatively high, and our shares have traded at prices in excess of the highest price we have estimated for potential liquidation distributions. Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidation distributions will be made.

On February 26, 2004, our Board of Directors approved an initial distribution, and on April 6, 2004 we completed the initial distribution of $0.10 for each share of stock held as of the record date of March 31, 2004, pursuant to the Plan. Two executives remained through April 15, 2004 to manage the Company’s wind down, liquidation and the first distribution to the stockholders. On April 16, 2004, we held a final board meeting. Since then, we have retained a trailing director and accounting agent to manage the remaining wind down and liquidation process.

Based on our projections of liquidation costs as of December 31, 2005, we estimate that the amount of future liquidating distributions will be approximately $0.02 per common share. The actual amount available for distribution, if any, could be less if we discover additional liabilities or claims or incur unexpected or greater than expected costs of liquidation and dissolution. Subject to the provisions of Delaware law, we expect to conclude the liquidation prior to the third anniversary of the filing of our Certificate of Dissolution with the State of Delaware by a final liquidating distribution.

Company Information

We are a former developer of business intelligence software products and services that helped businesses collect, analyze, understand, and act on customer and operational information both in batch and in real-time.

We were incorporated in California in April 1995 under the name Savant Software, Inc. In June 1995, we changed our name to Sagent Technology, Inc. In September 1998, we reincorporated in Delaware.

Employees

As of the date of the filing of this report, we had no full-time employees.

Available Information

Our Annual Report on Form 10-KSB, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available. The public may read and copy any materials filed by the Company with the Securities Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The content of this website is not incorporated into this filing. Further, the Company’s references to the URL for this website are intended to be an inactive textual reference only.

Item 2. Description of Property

We have no principal office or property as of the date of this filing. Our website home page is located at www.swindup.com; however, the information in, or that can be accessed through our website is not part of this report. Our mailing address is P.O. Box B.D., Los Altos, CA 94023. Our telephone number is (650) 599-5846.

Item 3. Legal Proceedings

As of December 31, 2005, there are no material legal proceedings involving the Company.

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

In March 2005, AmeriKing, Inc.’s (a former Sagent customer) trustee filed a complaint against us in the United States Bankruptcy Court for the District of Delaware to avoid and recover certain preferential transfer payments totaling $28,000. The Company has agreed to a settlement of $25,000 for the complaint. In addition, the Company has incurred legal and administrative costs of approximately $2,000.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is listed for trading on the over the counter bulletin board under the symbol “SGNT.OB.” The following table lists the high and low closing sales prices of our common stock for the periods indicated.

	High	Low
Year Ended December 31, 2005:
Fourth Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.02
Second Quarter	$0.02	$0.02
First Quarter	$0.02	$0.02
Year Ended December 31, 2004:
Fourth Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.02
Second Quarter	$0.12	$0.02
First Quarter	$0.14	$0.12

At February 28, 2006, we believe there were approximately 220 stockholders of record of our common stock, and the last reported sales price of our common stock was $0.02. Because we closed our stock transfer books and discontinued recording transfers of our common stock at the close of business on the date we filed the Certificate of Dissolution with the Delaware Secretary of State, referred to as the “final record date of April 15, 2004,” we are unable to estimate the total number of stockholders on record. In addition, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders requested by these record holders.

On April 6, 2004, our Board of Directors effected the initial distribution of $0.10 for each share of stock held as of the record date of March 31, 2004 pursuant to the Plan of Liquidation and Dissolution approved by the stockholders on September 30, 2003.

We have never declared or paid cash dividends on our common stock. Our Board of Directors presently intends to use our assets and any future earnings first to satisfy or provide for the satisfaction of our liabilities, with the balance to be distributed to our stockholders in one or more distributions through the date of final dissolution of the Company. The declaration of any such distributions in the future would be subject to the discretion of the Board of Directors, which may consider such factors as our net assets in liquidation, contingent liabilities and expenses, and any contractual or other legal restrictions. At present, we estimate that total future liquidating distributions will be approximately $0.02 per share.

Equity Compensation Plans

The information required by this Item regarding securities reserved for issuance under equity compensation plans is incorporated by reference to the information set forth in Item 13 of this Form 10-KSB.

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

Overview

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

On February 26, 2004, our Board of Directors approved an initial distribution, and on April 6, 2004 we completed the initial distribution of $0.10 for each share of stock held as of the record date of March 31, 2004, pursuant to the Plan of Liquidation and Dissolution approved by the stockholders on September 30, 2003. Two executives remained through April 15, 2004 to manage the Company’s wind down, liquidation and the first distribution to the stockholders. On April 16, 2004, we held a final board meeting. Since then, we have retained a trailing director and accounting agent to manage the remaining wind down and liquidation process.

Based on our projections of liquidation costs as of December 31, 2005, we estimate that the amount of future liquidating distributions will be approximately $0.02 per common share. The actual amount available for distribution, if any, could be less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. Subject to the provisions of Delaware law, we expect to conclude the liquidation prior to the third anniversary of the filing of our Certificate of Dissolution with the State of Delaware by a final liquidating distribution.

Prior to the decision to dissolve S Wind-up Corporation, we were a developer of business intelligence software products and services that helped businesses collect, analyze, understand, and act on customer and operational information both in batch and in real-time.

Critical Accounting Policies and Estimates

In connection with the adoption of the plan of dissolution and the anticipated liquidation, we adopted the liquidation basis of accounting effective October 1, 2003, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. The preparation of financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for estimated costs to be incurred during liquidation have the greatest potential impact on our consolidated financial statements, so we consider these estimates to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies.

Accrued Costs of Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $166,000 and $333,000 at December 31, 2005 and 2004, respectively. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the SEC for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

At December 31, 2005 and 2004, the following represents the estimated costs of liquidation (in thousands):

	December 31, 2005	December 31, 2004
Legal, audit and tax services	$152	$311
Other estimated costs of liquidation	14	22

Total	$166	$333

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

Liquidity and Capital Resources

As of December 31, 2005, net assets in liquidation totaled $1,070,000, consisting of $536,000 in cash and cash equivalents and $700,000 of short-term investments, primarily consisting of auction rate securities, partially offset by $166,000 of estimated costs to be incurred during liquidation. We expect to use our capital resources to execute our complete plan of liquidation and dissolution, settle potential claims against the company that may arise, and to make liquidating distributions to stockholders. Capital resources available for liquidating distributions to stockholders may vary if we incur greater than estimated operating costs associated with executing the plan of complete liquidation and dissolution, or if there are existing, but unknown claims made against us in the future. At December 31, 2005, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

Activities in Liquidation

The following table presents consolidated financial data under the liquidation basis of accounting for the years ended December 31, 2005 and 2004 (in thousands):

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net decrease in net assets in liquidation:
Interest income	$33	$30
Refunds of utility, state tax and legal fee payments	10	71
Former employee medical expense payment	(12)	—
Settlement of preferential transfer payment claim, including legal and administrative fees	(27)	—
Additional legal fee accrual	(24)	—
Reimbursement of class action legal fees by an insurance carrier	—	150
Amount due from shareholder	—	100
Amount due from Group 1	—	281
Reimbursement of sales tax to customer	—	(21)
Audit fees	—	150
Initial distribution to stockholders	—	(4,711)

Net decrease in net assets in liquidation:	(20)	(4,250)

Net assets in liquidation, beginning of period	1,090	5,340

Net assets in liquidation, end of period	$1,070	$1,090

Discussion of Changes in Net Assets in Liquidation

Refunds of utility state tax and legal fee payments

During the years ended December 31, 2005 and 2004, we received $10 and $71 thousand, respectively in various utility, state tax and legal fee refunds.

Former employee medical expense payment

During the year ended December 31, 2005, we recorded $12 thousand of medical expense claim due to the self-funded plan previously maintained by Sagent.

Settlement of preferential transfer payment claim

During the year ended December 31, 2005, we recorded $27 thousand for settlement of a preferential transfer claim, including legal and administrative fees to finalize the settlement.

Additional legal fee accrual

During the year ended December 31, 2005, we recorded $24 thousand for legal fees associated with the wind-up of prior business affairs in Spain.

Reimbursement of class action legal fees by insurance carrier

During the year ended December 31, 2004, we recorded the reimbursement of class action legal fees by an insurance carrier of $150 thousand. The proceeds were used to satisfy liabilities and pay expenses of the Company.

Amount due from shareholder

During the year ended December 31, 2004, we received $100 thousand as final payment from a shareholder on balance of notes receivable.

Amount due from Group 1

During the year ended December 31, 2004, we received $281 thousand as final payment from Group 1 for potential contingency claims under the Asset Purchase Agreement.

Reimbursement of sales tax to customer

During the year ended December 31, 2004, we recorded $21 thousand of reimbursement to a former customer for sales tax paid which was deemed exempt by the state in which the sale occurred.

Audit fees

During the year ended December 31, 2004, we recorded a liability of $150 thousand for audit and review fees through the estimated date of the finalization of our existence with the State of Delaware. We intend to seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act at such time in the future as active trading in our shares has ceased. However, the Securities and Exchange Commission may not grant any such relief, and we do not anticipate we will be able to request relief while active trading of our shares is continuing.

Initial distribution to stockholders

During the year ended December 31, 2004, we completed the initial distribution of $0.10 for each share of stock held as of the record date of March 31, 2004 pursuant to the Plan of Liquidation and Dissolution approved by the stockholders on September 30, 2003 totaling $4.7 million.

Recent Accounting Pronouncements

We have evaluated all recent accounting pronouncements and believe such pronouncements do not have a material effect on our financial statements.

Risk Factors

In addition to other information in this Form 10-KSB, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our plan of dissolution and the timing and amount of liquidating distributions, if any, to our stockholders. As a result of the risk factors set forth below and elsewhere in this Form 10-KSB, and the risks discussed in our other Securities and Exchange Commission Filings, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not known to us or that we now believe to be unimportant could also impair our liquidation and dissolution. As a result, the market price of our common stock could decline, and you may lose all of your investment. This section should be read in conjunction with the audited consolidated financial statements and notes thereto, and Management’s Discussions and Analysis of Financial Condition and Activities in Liquidation contained in this Form 10-KSB.

We cannot assure you of the exact amount or timing of any future distribution to our stockholders under the plan of dissolution.

The liquidation and dissolution process is subject to numerous uncertainties and may not result in any remaining capital for future distribution to our stockholders. The precise nature, amount and timing of any future distribution to our stockholders will depend on and could be delayed by, among other things, administrative and tax filings associated with our dissolution, potential claim settlements with creditors, and unexpected or greater than expected operating costs associated with executing the plan of complete liquidation and dissolution. Furthermore, we cannot provide any assurances that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual payments, if any, could be substantially less than the range we have estimated. Any amounts to be distributed to our stockholders may be less than the price or prices at which our common stock has recently traded or may trade in the future.

Our common stock is continuing to trade even though we are in the process of liquidation and liquidating distributions, if any, may be below any trading price.

Until April 15, 2004, when our Certificate of Dissolution became effective and we closed our transfer books, our common stock has been trading in the Over the Counter Market’s “pink sheets” under the symbol “SGNT.OB.” It has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares. No assignments or transfers of our common stock were recorded or will be recorded after April 15, 2004. Trading in our stock is highly speculative and the market for our stock is highly illiquid. The only value associated with our shares is the right to receive further distributions as part of the liquidation process. Because of the difficulty in estimating the amount and timing of the liquidating distributions, and due to the other risk factors discussed herein, our common stock may be subject to significant volatility and may trade above the amount of any liquidating distribution that is made.

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

As of December 31, 2005, there are no material legal proceedings involving the Company. From time to time however, we have been subject to pending or threatened litigation. While most recent litigation matters have been resolved, future litigation could be costly, and could upon resolution, have a material adverse affect on any estimated distribution to stockholders.

Item 7. Financial Statements

S WIND-UP CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

S Wind-up Corporation:

We have audited the accompanying statement of net assets in liquidation of S Wind-up Corporation as of December 31, 2005 and the related statements of changes in net assets in liquidation for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 to the financial statements, the stockholders of Sagent Technology, Inc. approved a plan of liquidation on September 30, 2003, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to September 30, 2003, from the going-concern basis to the liquidation basis. Also on April 15, 2004, Sagent Technology, Inc. changed its name to S Wind-up Corporation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of S Wind-up Corporation as of December 31, 2005, and the changes in net assets in liquidation for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California

February 20, 2006

S WIND-UP CORPORATION

STATEMENT OF NET ASSETS IN LIQUIDATION

(In thousands)

December 31, 2005
ASSETS
Cash and cash equivalents	$536
Short-term investments	700

Total assets	$1,236

LIABILITIES
Accrued costs of liquidation	$166

Total liabilities	166

Commitments and contingencies (Note 6)

Net assets in liquidation	$1,070

The accompanying notes are an integral part of these financial statements.

S WIND-UP CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(In thousands)

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net decrease in net assets in liquidation:
Interest income	$33	$30
Refunds of utility, state tax and legal fee payments	10	71
Former employee medical expense payment	(12)	—
Settlement of preferential transfer payment claim, including legal and administrative fees	(27)	—
Additional legal fee accrual	(24)	—
Reimbursement of class action legal fees by an insurance carrier	—	150
Amount due from shareholder	—	100
Amount due from Group 1	—	281
Reimbursement of sales tax to customer	—	(21)
Audit fees	—	150
Initial distribution to stockholders	—	(4,711)

Net decrease in net assets in liquidation:	(20)	(4,250)

Net assets in liquidation, beginning of period	1,090	5,340

Net assets in liquidation, end of period	$1,070	$1,090

The accompanying notes are an integral part of these financial statements.

S WIND-UP CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

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

2. Summary of Significant Accounting Policies

Basis of Presentation

As a result of the stockholder’s approval of the plan of dissolution and the imminent nature of the liquidation, we adopted the liquidation basis of accounting as of October 1, 2003. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase. Our cash and cash equivalents at December 31, 2005 and 2004 consisted of deposits and money market funds maintained with major financial institutions.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments including cash and cash equivalents, short-term investments and accrued costs of liquidation approximate fair value due to their short maturities.

3. Cash, Cash Equivalents and Short-term Investments

At December 31, 2005, the balance of cash and cash equivalents is made up of $1 in cash and $535 in money market savings accounts. Short-term investments of $700 consist of auction rate securities, classified as corporate equity securities, and possessing no apparent maturity date and no unrealized gain or loss.

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

Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. Therefore, these securities have been classified as short-term investments (marketable securities) in the accompanying balance sheet.

4. Estimated Costs of Liquidation

At December 31, 2005, estimated costs of liquidation of $166 consist of estimates for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the Securities Exchange Committee (“SEC”) for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

At December 31, 2005, the following represents the estimated costs of liquidation (in thousands):

December 31, 2005
Legal, audit and tax services	$152
Other estimated costs of liquidation	14

Total	$166

5. Changes in Net Assets in Liquidation

Refunds of utility state tax and legal fee payments

During the years ended December 31, 2005 and 2004, we received $10 and $71, respectively in various utility, state tax and legal fee refunds.

Former employee medical expense payment

During the year ended December 31, 2005, we recorded $12 of medical expense claim due to the self-funded plan previously maintained by Sagent.

Settlement of preferential transfer payment claim

During the year ended December 31, 2005, we recorded $27 for settlement of a preferential transfer claim, including legal and administrative fees to finalize the settlement.

Additional legal fee accrual

During the year ended December 31, 2005, we recorded $24 for legal fees associated with the wind-up of prior business affairs in Spain.

Reimbursement of class action legal fees by insurance carrier

During the year ended December 31, 2004, we recorded the reimbursement of class action legal fees by an insurance carrier of $150. The proceeds were used to satisfy liabilities and pay expenses of the Company.

Amount due from shareholder

During the year ended December 31, 2004, we received $100 as final payment from a shareholder on balance of notes receivable.

Amount due from Group 1

During the year ended December 31, 2004, we received $281 as final payment from Group 1 for potential contingency claims under the Asset Purchase Agreement.

Reimbursement of sales tax to customer

During the year ended December 31, 2004, we recorded $21 in liabilities of reimbursement to a former customer for sales tax paid which was deemed exempt by the state in which the sale occurred.

Audit fees

During the year ended December 31, 2004, we recorded a liability of $150 for audit and review fees through the estimated date of the finalization of our existence with the State of Delaware. We intend to seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act at such time in the future as active trading in our shares has ceased. However, the Securities and Exchange Commission may not grant any such relief, and we do not anticipate we will be able to request relief while active trading of our shares is continuing.

Initial distribution to stockholders

During the year ended December 31, 2004, we completed the initial distribution of $0.10 for each share of stock held as of the record date of March 31, 2004 pursuant to the Plan of Liquidation and Dissolution approved by the stockholders on September 30, 2003, totaling $4.7 million.

6. Commitments and Contingencies

Litigation

As of December 31, 2005, there are no material legal proceedings involving the Company.

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

Prior to the asset sale to Group 1, we generally warranted that our software products would perform in all material respects in accordance with our standard published specifications. Historically, costs related to this warranty were not significant. There have been no warranty claims during the year ended December 31, 2005.

We have and have had agreements in place with our directors and officers whereby we indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer run-off insurance policy, purchased in April 2004, which may enable us to recover a portion of any future amounts paid.

7. Recent Accounting Pronouncements

We have evaluated all recent accounting pronouncements and believe such pronouncements do not have a material effect on our financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A. Controls and Procedures

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

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

Concurrent with the closing of the asset sale with Group 1 on October 1, 2003, most of our employees resigned and accepted employment with Group 1. Effective October 1, 2003, the process of liquidating our remaining assets, winding up the business, and dissolving the Company was being managed by two executives under the direction of the Board of Directors. Both executives resigned on April 15, 2004. The Company retains a trailing director and accounting agent to manage the remaining wind down and liquidation process. Following is a list of our current directors:

Directors

Irv H. Lichtenwald has been a member of our Board of Directors since September 2001. Mr. Lichtenwald was the Executive Vice President, Chief Financial Officer and Secretary at Advent Software (Nasdaq: ADVS) from March 1995 through his retirement in March 2003. From February 1984 to March 1995, Mr. Lichtenwald served as Chief Financial Officer of Trinzic Corporation, a computer software developer, and its predecessor Aion Corporation. From February 1982 to February 1984, he served as Controller of Visicorp, a computer software developer. Mr. Lichtenwald holds an M.B.A. from the University of Chicago and a B.B.A. from Saginaw Valley State College. Mr. Lichtenwald remains as a Trailing Director as of December 31, 2005.

Executive Officers

The Company currently does not have any employees or executive officers. All persons providing services to the Company are doing so in their capacity as independent contractors.

There are no family relationships between any of our directors or executive officers.

Legal Proceedings

The Board of Directors is not currently involved in any legal proceedings against them or the Company.

Audit Committee

The Board of Directors has determined that Mr. Lichtenwald qualified as an “audit committee financial expert,” as defined in the applicable SEC rules based on his experience more fully described under “Directors”. The Company does not have a separately-designated standing audit committee.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Concurrent with the closing of the asset sale with Group 1 on October 1, 2003, most of our employees resigned and accepted employment with Group 1. Effective October 1, 2003, the process of liquidating our remaining assets, winding up the business, and dissolving the Company was being managed by two executives under the direction of the Board of Directors. Both executives resigned on April 15, 2004. As the Company has no employees, the Company has not adopted a code of ethics.

Item 10. Executive Compensation

Effective October 1, 2003, the process of liquidating our remaining assets, winding up the business, and dissolving the Company was being managed by two executives under the direction of the Board of Directors. Both executives resigned on April 15, 2004. As of December 31, 2005, the Company has retained a trailing director and an accounting agent to manage the remaining wind down and liquidation process.

Summary Compensation Table

Not applicable

Equity Compensation Plan Information

As of December 31, 2005, the Company had no securities to be issued upon exercise of outstanding options, warrants or rights. All equity compensation plans have been terminated in connection with the asset sale and dissolution of the Company.

Director Compensation

During the fiscal year ended December 31, 2005, the Company has an arrangement whereby the trailing director receives $2,500 for each quarter of services and is reimbursed for out-of-pocket expenses he incurs in connection with providing those services.

Option Grants in Last Year

We did not grant any stock options to our director during the fiscal year ended December 31, 2005. All of our option plans were terminated on April 15, 2004, when our certificate of dissolution became effective with the office of the State of Delaware. Therefore, there were no options outstanding or exercisable as of December 31, 2005.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

As all of our option plans were terminated on April 15, 2004, there were no options exercised in fiscal year 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

To our knowledge, the following table sets forth certain information with respect to beneficial ownership of our common stock, as of March 3, 2006, for:

•	each person whom we know beneficially owns more than 5% of our outstanding common stock;

•	our sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 47,109,843 shares of common stock outstanding as of December 31, 2005.

	Number of Shares Beneficially Owned	Percentage of Ownership
5% Stockholders:
David T. Lu (1) 1117 E. Putnam Ave #320 Riverside CT 06878	3,512,096	7.53%
Director:
Irv H. Lichtenwald c/o S Wind-up Corporation P.O. Box B.D. Los Altos, CA, 94023	—	—

(1)	Based on Schedule 13G filed with the SEC on February 17, 2004.

Item 12. Certain Relationships and Related Transactions

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

Item 13. Exhibits

See the Index to Exhibits attached to this report, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees paid or to be paid to the Company’s independent registered public accounting firm, Burr, Pilger & Mayer LLP for fiscal year 2005 and 2004.

Audit and Non-Audit Fees

	2005	2004
Audit Fees (1)	$38,195	$50,000
Tax Fees	5,500	8,750

Total	$43,695	$58,750

(1)	Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements, quarterly review of financial statements included in the Company’s Forms 10-Q, and services in connection with registration statements filed with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Altos, State of California, on March 17, 2006.

S WIND-UP CORPORATION.

By:	/s/ IRV LICHTENWALD
Irv Lichtenwald, Director

INDEX TO EXHIBITS

Number	Title
2.1(2)	Asset Purchase Agreement dated April 15, 2003 between the Registrant and Group 1 Software, Inc.

3.1(1)	Certificate of Incorporation of Registrant.

3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.3(1)	Bylaws of Registrant.

4.1(1)	Form of Registrant’s Common Stock Certificate.

10.1(1)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

31	Certification pursuant to 18 U.S.C. Section 1350 by the Board of Directors, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

32	Certification pursuant to 18 U.S.C. Section 1350 by the Board of Directors, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (No. 333-71369), declared effective by the Securities and Exchange Commission (SEC) on April 14, 1999.
(2)	Incorporated by reference to the exhibit to the Registrant’s Current Report on 8-K filed with the SEC on April 17, 2003.
*	Denotes management contract or compensatory plan or arrangement.