Form 10QSB
period 2006-03-31
S Wind-up CORP
filed 2006-05-12
CIK 1058425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☒

As of March 31, 2006, Registrant had 47,109,843 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒    No  ☐

S WIND-UP CORPORATION

QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED MARCH 31, 2006

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

S WIND-UP CORPORATION

STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited, in thousands)

March 31, 2006
ASSETS
Cash and cash equivalents	$489
Short-term investments	700
Other receivable	6

Total assets	$1,195

LIABILITIES
Accrued costs of liquidation	$142

Total liabilities	$142

Net assets in liquidation	$1,053

The accompanying notes are an integral part of these financial statements.

S WIND-UP CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited, in thousands)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net decrease in net assets in liquidation:
Interest income	$11	$7
Settlement of preferential transfer payment claim, including legal and administrative fees	—	(31)
Audit, legal and consulting fees	(34)	—
Refund of state tax payment	6	—

Net decrease in net assets in liquidation:	$(17)	$(24)

Net assets in liquidation, beginning of period	$1,070	$1,090

Net assets in liquidation, end of period	$1,053	$1,066

The accompanying notes are an integral part of these financial statements.

S WIND-UP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim condensed financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation.

These condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

As a result of the stockholder’s approval of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective October 1, 2003. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts.

NOTE 3. Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents include all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase. At March 31, 2006, the balance of cash and cash equivalents is made up of $49 in cash and $440 in money market savings accounts. Short-term investments of $700 consist of auction rate securities, classified as corporate equity securities, and possessing no apparent maturity date and no unrealized gain or loss.

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

Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. Therefore, these securities have been classified as short-term investments (marketable securities) in the accompanying statement of net assets in liquidation.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition

The following discussion and analysis contains “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally preceded by words that imply a future state such as “expected” or “anticipated” or imply that a particular future event or events will occur such as “will.” Investors are cautioned that all forward-looking statements involve risks and uncertainties, and that actual results could be materially different from those discussed in this report. The section below entitled “Risk Factors” and similar discussions in our other reports filed with the Securities Exchange Commission (“SEC”) discuss some of the important risk factors that may affect our business, results of operations and financial condition. Copies of our reports filed with the SEC are available on the SEC’s website at www.sec.gov.

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

Based on our projections of liquidation costs as of March 31, 2006, we estimate that the amount of future liquidating distributions will be approximately $0.02 per common share. The actual amount available for distribution, if any, could be less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. Subject to the provisions of Delaware law, we expect to conclude the liquidation prior to the third anniversary of the filing of our Certificate of Dissolution with the State of Delaware by a final liquidating distribution.

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

Accrued Costs of Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $142,000 at March 31, 2006, including an estimated $127,000 of legal, audit and tax services and $15,000 of other costs of liquidation. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the SEC for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

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

Liquidity and Capital Resources

As of March 31, 2006, net assets in liquidation totaled $1,053,000, consisting of $489,000 in cash and cash equivalents and $700,000 of short-term investments, primarily consisting of auction rate securities, $6,000 of other receivable, partially offset by $142,000 of estimated costs to be incurred during liquidation. We expect to use our capital resources to execute our complete plan of liquidation and dissolution, settle potential claims against the company that may arise, and to make liquidating distributions to stockholders. Capital resources available for liquidating distributions to stockholders may vary if we incur greater than estimated operating costs associated with executing the plan of complete liquidation and dissolution, or if there are existing, but unknown claims made against us in the future. At March 31, 2006, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

Changes in Net Assets in Liquidation for the quarters ended March 31, 2006 and 2005

For the quarters ended March 31, 2006 and 2005, we recorded $11,000 and $7,000 in interest income, respectively. For the quarter ended March 31, 2006, we recorded $6,000 in refunds of state tax payments and $34,000 in audit, legal and consulting fees. For the quarter ended March 31, 2005, we recorded $31,000 for the settlement of a preferential transfer claim, including $6,000 of legal and administrative fees.

Item 3.	Controls and Procedures

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

Item 1A.	Risk Factors

Risk Factors

In addition to other information in this Form 10-QSB, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our plan of dissolution and the timing and amount of liquidating distributions, if any, to our stockholders. As a result of the risk factors set forth below and elsewhere in this Form 10-QSB, and the risks discussed in our other Securities and Exchange Commission Filings, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not known to us or that we now believe to be unimportant could also impair our liquidation and dissolution. As a result, the market price of our common stock could decline, and you may lose all of your investment. This section should be read in conjunction with the unaudited financial statements and notes thereto, and Management’s Discussions and Analysis of Financial Condition and Activities in Liquidation contained in this Form 10-QSB.

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

As of March 31, 2006, there are no material legal proceedings involving the Company. From time to time however, we have been subject to pending or threatened litigation. While most recent litigation matters have been resolved, future litigation could be costly, and could upon resolution, have a material adverse affect on any estimated distribution to stockholders.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Irv H. Lichtenwald	Date: May 12, 2006
Irv H. Lichtenwald, Director