Form 10QSB
period 2006-06-30
S Wind-up CORP
filed 2006-07-27
CIK 1058425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of June 30, 2006, Registrant had 47,109,843 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

S WIND-UP CORPORATION

QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 2006

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

S WIND-UP CORPORATION

STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited, in thousands)

June 30, 2006
ASSETS
Cash and cash equivalents	$486
Short-term investments	700

Total assets	$1,186

LIABILITIES

Accrued costs of liquidation	$121

Total liabilities	$121

Net assets in liquidation	$1,065

The accompanying notes are an integral part of these financial statements.

S WIND-UP CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited, in thousands)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net change in net assets in liquidation:
Interest income	$12	$7	$23	$14
Refund of utility and state tax payments	—	2	6	2
Former employee medical expense payment	—	(12)	—	(12)
Settlement of preferential transfer payment claim, including legal and administrative fees	—	—	—	(31)
Audit, legal and consulting fees	—	—	(34)	—

Net increase (decrease) in net assets in liquidation:	12	(3)	(5)	(27)

Net assets in liquidation, beginning of period	1,053	1,066	1,070	1,090

Net assets in liquidation, end of period	$1,065	$1,063	$1,065	$1,063

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

Prior to October 1, 2003, we offered a complete business intelligence software platform that allows business users and information technology (“IT”) departments to work together to integrate, analyze, deliver and understand information.

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

NOTE 3. Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents include all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase. At June 30, 2006, the balance of cash and cash equivalents is made up of $52 in cash and $434 in money market savings accounts. Short-term investments of $700 consist of auction rate securities, classified as corporate equity securities, and possessing no apparent maturity date and no unrealized gain or loss.

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

Based on our projections of liquidation costs as of June 30, 2006, we estimate that the amount of future liquidating distributions will be approximately $0.02 per common share. The actual amount available for distribution, if any, could be less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. Subject to the provisions of Delaware law, we expect to conclude the liquidation prior to the third anniversary of the filing of our Certificate of Dissolution with the State of Delaware by a final liquidating distribution.

Prior to the decision to dissolve S Wind-up Corporation, we were a developer of business intelligence software products and services that helped businesses collect, analyze, understand, and act on customer and operational information both in batch and in real-time.

The following discussion and analysis should be read in conjunction with our condensed financial statements and related notes in Item 1.

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

Accrued Costs of Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $121,000 at June 30, 2006, including an estimated $106,000 of legal, audit, filing and tax services and $15,000 of other costs of liquidation. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the SEC for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

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

Liquidity and Capital Resources

As of June 30, 2006, net assets in liquidation totaled $1,065,000, consisting of $486,000 in cash and cash equivalents and $700,000 of short-term investments, primarily consisting of auction rate securities, partially offset by $121,000 of estimated costs to be incurred during liquidation. We expect to use our capital resources to execute our complete plan of liquidation and dissolution, settle potential claims against the company that may arise, and to make liquidating distributions to stockholders. Capital resources available for liquidating distributions to stockholders may vary if we incur greater than estimated operating costs associated with executing the plan of complete liquidation and dissolution, or if there are existing, but unknown claims made against us in the future. At June 30, 2006, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

Changes in Net Assets in Liquidation for the quarters ended June 30, 2006 and 2005

For the quarters ended June 30, 2006 and 2005, we recorded $12,000 and $7,000 in interest income, respectively. For the quarter ended June 30, 2005, we recorded $2,000 in refunds of utility and state tax payments and $12,000 for a medical claim expense due to the self-funded plan previously maintained by Sagent.

Changes in Net Assets in Liquidation for the six months ended June 30, 2006 and 2005

For the six months ended June 30, 2006 and 2005, we recorded $23,000 and $14,000 in interest income, respectively. For the six months ended June 30, 2006, we recorded $6,000 in refunds of state tax payments and $34,000 in audit, legal and consulting fees. For the six months ended June 30, 2005, we recorded $2,000 in refunds of utility and state tax payments, $12,000 for a medical claim expense due to the self-funded plan previously maintained by Sagent and $31,000 for the settlement of a preferential transfer claim, including legal and administrative fees to finalize the settlement.

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

As of June 30, 2006, there are no material legal proceedings involving the Company. From time to time however, we have been subject to pending or threatened litigation. While most recent litigation matters have been resolved, future litigation could be costly, and could upon resolution, have a material adverse affect on any estimated distribution to stockholders.

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

/s/ Irv H. Lichtenwald	Date: July 27, 2006
Irv H. Lichtenwald, Director