Form 10QSB
period 2006-09-30
S Wind-up CORP
filed 2006-11-01
CIK 1058425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of September 30, 2006, Registrant had 47,109,843 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

S WIND-UP CORPORATION

QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED

SEPTEMBER 30, 2006

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

S WIND-UP CORPORATION

STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited, in thousands)

September 30, 2006
ASSETS
Cash and cash equivalents	$139
Short-term investments	1,050

Total assets	$1,189

LIABILITIES
Accrued costs of liquidation	$110

Total liabilities	$110

Net assets in liquidation	$1,079

The accompanying notes are an integral part of these financial statements.

S WIND-UP CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited, in thousands)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net change in net assets in liquidation:
Interest income	$14	$9	$37	$23
Refund of utility and state tax payments	—	5	6	7
Refund of prior years’ legal fees	—	3	—	3
Former employee medical expense payment	—	—	—	(12)
Settlement of preferential transfer payment claim, including legal and administrative fees	—	4	—	(27)
Audit, legal and consulting fees	—	—	(34)	—

Net increase (decrease) in net assets in liquidation:	14	21	9	(6)

Net assets in liquidation, beginning of period	1,065	1,063	1,070	1,090

Net assets in liquidation, end of period	$1,079	$1,084	$1,079	$1,084

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

Prior to October 1, 2003, we offered a complete business intelligence software platform that allowed business users and information technology (“IT”) departments to work together to integrate, analyze, deliver and understand information.

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

These unaudited condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

NOTE 3. Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents include all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase. At September 30, 2006, the balance of cash and cash equivalents is made up of $13 in cash and $126 in money market savings accounts. Short-term investments of $1,050 consist of auction rate securities, classified as corporate equity securities, and possessing no apparent maturity date and no unrealized gain or loss.

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

Based on our projections of liquidation costs as of September 30, 2006, we estimate that the amount of future liquidating distributions will be approximately $0.02 per common share. The actual amount available for distribution, if any, could be less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. Subject to the provisions of Delaware law, we expect to conclude the liquidation prior to the third anniversary of the filing of our Certificate of Dissolution with the State of Delaware by a final liquidating distribution.

Prior to the decision to dissolve S Wind-up Corporation, we were a developer of business intelligence software products and services that helped businesses collect, analyze, understand, and act on customer and operational information both in batch and in real-time.

The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements and related notes in Item 1.

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

Accrued Costs of Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $110,000 at September 30, 2006, including an estimated $95,000 of legal, audit, filing and tax services and $15,000 of other costs of liquidation. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the SEC for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

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

Liquidity and Capital Resources

As of September 30, 2006, net assets in liquidation totaled $1,079,000, consisting of $139,000 in cash and cash equivalents and $1,050,000 of short-term investments, primarily consisting of auction rate securities, partially offset by $110,000 of estimated costs to be incurred during liquidation. We expect to use our capital resources to execute our complete plan of liquidation and dissolution, settle potential claims against the Company that may arise, and to make liquidating distributions to stockholders. Capital resources available for liquidating distributions to stockholders may vary if we incur greater than estimated operating costs associated with executing the plan of complete liquidation and dissolution, or if there are existing, but unknown claims made against us in the future. At September 30, 2006, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

Changes in Net Assets in Liquidation for the quarters ended September 30, 2006 and 2005

For the quarters ended September 30, 2006 and 2005, we recorded $14,000 and $9,000 in interest income, respectively For the quarter ended September 30, 2005, we recorded $5,000 in refunds of utility, sales tax and state tax payments, $3,000 for refunds of prior years’ legal fees and a $4,000 reduction in legal and administrative fees associated with the settlement of preferential transfer claim.

Changes in Net Assets in Liquidation for the nine months ended September 30, 2006 and 2005

For the nine months ended September 30, 2006 and 2005, we recorded $37,000 and $23,000 in interest income, respectively. For the nine months ended September 30, 2006, we recorded $6,000 in refunds of state tax payments and $34,000 in audit, legal and consulting fees. For the nine months ended September 30, 2005, we recorded $7,000 in refunds of utility, sales tax and state tax payments, $3,000 for refunds of prior years’ legal fees, $12,000 for a medical claim expense due to the self-funded plan previously maintained by Sagent, and $27,000 for settlement of a preferential transfer claim, including $2,000 of legal and administrative fees.

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

S WIND-UP CORPORATION

PART II OTHER INFORMATION

Risk Factors

In addition to other information in this Form 10-QSB, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our plan of dissolution and the timing and amount of liquidating distributions, if any, to our stockholders. As a result of the risk factors set forth below and elsewhere in this Form 10-QSB, and the risks discussed in our other Securities and Exchange Commission Filings, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not known to us or that we now believe to be unimportant could also impair our liquidation and dissolution. As a result, the market price of our common stock could decline, and you may lose all of your investment. This section should be read in conjunction with the unaudited condensed financial statements and notes thereto, and Management’s Discussions and Analysis of Financial Condition and Activities in Liquidation contained in this Form 10-QSB.

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

Since April 15, 2004, when our Certificate of Dissolution became effective and we closed our transfer books, our common stock has been trading in the Over the Counter Market’s “pink sheets” under the symbol “SGNT.OB.” It has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares. No assignments or transfers of our common stock were recorded or will be recorded after April 15, 2004. Trading in our stock is highly speculative and the market for our stock is highly illiquid. The only value associated with our shares is the right to receive further distributions as part of the liquidation process. Because of the difficulty in estimating the amount and timing of the liquidating distributions, and due to the other risk factors discussed herein, our common stock may be subject to significant volatility and may trade above the amount of any liquidating distribution that is made.

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

As of September 30, 2006, there are no material legal proceedings involving the Company. From time to time however, we have been subject to pending or threatened litigation. While most recent litigation matters have been resolved, future litigation could be costly, and could upon resolution, have a material adverse affect on any estimated distribution to stockholders.

Item 1. Legal Proceedings

From time to time, we have been subject to pending or threatened litigation. As discussed in Note 4 to the unaudited condensed financial statements, we are currently engaged in certain legal and administrative proceedings incidental to our previous business activities and current dissolution efforts and believe that these matters will not have a material adverse effect on our financial position. However, the results of legal proceedings cannot be predicted with certainty. Pending or future litigation could be costly and could upon resolution, have a material adverse affect on our financial position.

Item 6. Exhibits

(a) Exhibits

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Irv H. Lichtenwald	Date: November 1, 2006
Irv H. Lichtenwald, Director