Form 10KSB
period 2006-12-31
S Wind-up CORP
filed 2007-02-20
CIK 1058425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $0.001 Par Value

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934:    ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

Registrant’s revenue for the fiscal year ended December 31, 2006 was $nil.

As of January 31, 2007, the aggregate market value of the voting stock held by non-affiliates based on closing sales price of the registrant’s common stock as reported on The Over The Counter Bulletin Board was approximately $895,000.

As of December 31, 2006, 47,109,843 shares of common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

S Wind-up Corporation

FORM 10-KSB

December 31, 2006

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

You can identify these forward-looking statements when you see us using words such as “expect,” “anticipate,” “believe,” “estimate” and other similar expressions in the various disclosures we make which attempt to advise you of the factors which affect our business, including without limitation, the disclosures made under the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” included herein and elsewhere in this annual report on Form 10-KSB. These important factors, which could cause actual results to differ materially from the forward-looking statements contained herein, include, without limitation:

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

Based on our projections of liquidation costs as of December 31, 2006, we estimate that the amount of future liquidating distributions will be approximately $0.02 per common share. The actual amount available for distribution, if any, could be less if we discover additional liabilities or claims or incur unexpected or greater than expected costs of liquidation and dissolution. Subject to the provisions of Delaware law, we expect to conclude the liquidation prior to the third anniversary of the filing of our Certificate of Dissolution with the State of Delaware by a final liquidating distribution.

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

Available Information

Our Annual Report on Form 10-KSB, Annual Reports on Form 10-K, Quarterly Reports on Form 10-QSB and on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available. The public may read and copy any materials filed by the Company with the Securities Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The content of this website is not incorporated into this filing. Further, the Company’s references to the URL for this website are intended to be an inactive textual reference only.

Item 2. Description of Properties

We have no principal office or property as of the date of this filing. Our website home page is located at www.swindup.com; however, the information in, or that can be accessed through our website is not part of this report. Our mailing address is P.O. Box B.D., Los Altos, CA 94023. Our telephone number is (650) 599-5846.

Item 3. Legal Proceedings

As of December 31, 2006, there are no material legal proceedings involving the Company.

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
Year Ended December 31, 2006:
Fourth Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.02
Second Quarter	$0.02	$0.02
First Quarter	$0.02	$0.02
Year Ended December 31, 2005:
Fourth Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.02
Second Quarter	$0.02	$0.02
First Quarter	$0.02	$0.02

At January 31, 2007, we believe there were approximately 220 stockholders of record of our common stock, and the last reported sales price of our common stock was $0.02. Because we closed our stock transfer books and discontinued recording transfers of our common stock at the close of business on the date we filed the Certificate of Dissolution with the Delaware Secretary of State, referred to as the “final record date of April 15, 2004,” we are unable to estimate the total number of stockholders of record. In addition, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders requested by these record holders.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

Based on our projections of liquidation costs as of December 31, 2006, we estimate that the amount of future liquidating distributions will be approximately $0.02 per common share. The actual amount available for distribution, if any, could be less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. Subject to the provisions of Delaware law, we expect to conclude the liquidation prior to the third anniversary of the filing of our Certificate of Dissolution with the State of Delaware by a final liquidating distribution.

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

Accrued Costs of Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $95,000 and $166,000 at December 31, 2006 and 2005, respectively. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the SEC for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

At December 31, 2006 and 2005, the following represents the estimated costs of liquidation (in thousands):

	December 31, 2006	December 31, 2005
Legal, audit and tax services	$81	$152
Other estimated costs of liquidation	14	14

Total	$95	$166

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

Liquidity and Capital Resources

As of December 31, 2006, net assets in liquidation totaled $1,094,000, consisting of $139,000 in cash and cash equivalents and $1,050,000 of short-term investments, primarily consisting of auction rate securities, partially offset by $95,000 of estimated costs to be incurred during liquidation. We expect to use our capital resources to execute our complete plan of liquidation and dissolution, settle potential claims against the Company that may arise, and to make liquidating distributions to stockholders. Capital resources available for liquidating distributions to stockholders may vary if we incur greater than estimated operating costs associated with executing the plan of complete liquidation and dissolution, or if there are existing, but unknown claims made against us in the future. At December 31, 2006, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

Activities in Liquidation

The following table presents consolidated financial data under the liquidation basis of accounting for the years ended December 31, 2006 and 2005 (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005
Net increase (decrease) in net assets in liquidation:
Interest income	$52	$33
Refunds of utility, state tax and legal fee payments	6	10
Former employee medical expense payment	—	(12)
Settlement of preferential transfer payment claim, including legal and administrative fees	—	(27)
Audit, legal and consulting fees	(34)	(24)

Net increase (decrease) in net assets in liquidation:	24	(20)
Net assets in liquidation, beginning of period	1,070	1,090

Net assets in liquidation, end of period	$1,094	$1,070

Discussion of Changes in Net Assets in Liquidation

Refunds of utility state tax and legal fee payments

During the years ended December 31, 2006 and 2005, we received $6 and $10 thousand, respectively in various utility, state tax and legal fee refunds.

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

Audit, legal and consulting fees

During the year ended December 31, 2006, we recorded an accrual of $34 thousand for audit and review fees through the estimated date of the finalization of our existence with the State of Delaware. During the year ended December 31, 2005, we recorded $24 thousand for legal fees associated with the wind-up of prior business affairs in Spain.

Recent Accounting Pronouncements

We have evaluated all recent accounting pronouncements and believe such pronouncements do not have a material effect on our financial statements.

Risk Factors

In addition to other information in this Form 10-KSB, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our plan of dissolution and the timing and amount of liquidating distributions, if any, to our stockholders. As a result of the risk factors set forth below and elsewhere in this Form 10-KSB, and the risks discussed in our other Securities and Exchange Commission Filings, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not known to us or that we now believe to be unimportant could also impair our liquidation and dissolution. As a result, the market price of our common stock could decline, and you may lose all of your investment. This section should be read in conjunction with the audited financial statements and notes thereto, and Management’s Discussions and Analysis or Plan of Operation and Activities in Liquidation contained in this Form 10-KSB.

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

As of December 31, 2006, there are no material legal proceedings involving the Company. From time to time however, we have been subject to pending or threatened litigation. While most recent litigation matters have been resolved, future litigation could be costly, and could upon resolution, have a material adverse affect on any estimated distribution to stockholders.

Item 7. Financial Statements

S WIND-UP CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

S Wind-up Corporation:

We have audited the accompanying statement of net assets in liquidation of S Wind-up Corporation (formerly Sagent Technology, Inc., “the Company”) as of December 31, 2006 and the related statements of changes in net assets in liquidation for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of
S Wind-up Corporation as of December 31, 2006, and the changes in net assets in liquidation for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr, Pilger & Mayer LLP

San Jose, California
February 19, 2007

S WIND-UP CORPORATION

STATEMENT OF NET ASSETS IN LIQUIDATION

(In thousands)

December 31, 2006
ASSETS
Cash and cash equivalents	$139
Short-term investments	1,050

Total assets	$1,189

LIABILITIES
Accrued costs of liquidation	$95

Total liabilities	95

Commitments and contingencies (Note 6)

Net assets in liquidation	$1,094

The accompanying notes are an integral part of these financial statements.

S WIND-UP CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(In thousands)

	Year Ended December 31, 2006	Year Ended December 31, 2005
Net increase (decrease) in net assets in liquidation:
Interest income	$52	$33
Refunds of utility, state tax and legal fee payments	6	10
Former employee medical expense payment	—	(12)
Settlement of preferential transfer payment claim, including legal and administrative fees	—	(27)
Audit, legal and consulting fees	(34)	(24)

Net increase (decrease) in net assets in liquidation:	24	(20)

Net assets in liquidation, beginning of year	1,070	1,090

Net assets in liquidation, end of year	$1,094	$1,070

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase. Our cash and cash equivalents at December 31, 2006 consisted of deposits and money market funds maintained with major financial institutions.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments including cash and cash equivalents, short-term investments and accrued costs of liquidation approximate fair value due to their short maturities.

3. Cash, Cash Equivalents and Short-term Investments

At December 31, 2006, the balance of cash and cash equivalents is made up of $27 in cash and $112 in money market savings accounts. Short-term investments of $1,050 consist of auction rate securities, classified as corporate equity securities, and possessing no apparent maturity date and no unrealized gain or loss.

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

4. Estimated Costs of Liquidation

At December 31, 2006, estimated costs of liquidation of $95 consist of estimates for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the Securities Exchange Committee (“SEC”) for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

At December 31, 2006, the following represents the estimated costs of liquidation (in thousands):

December 31,
2006
Legal, audit and tax services	$81
Other estimated costs of liquidation	14

Total	$95

5. Changes in Net Assets in Liquidation

Refunds of utility state tax and legal fee payments

During the years ended December 31, 2006 and 2005, we received $6 and $10, respectively in various utility, state tax and legal fee refunds.

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

Audit, legal and consulting fees

During the year ended December 31, 2006, we recorded an accrual of $34 thousand for audit and review fees through the estimated date of the finalization of our existence with the State of Delaware. During the year ended December 31, 2005, we recorded $24 for legal fees associated with the wind-up of prior business affairs in Spain.

6. Commitments and Contingencies

Litigation

As of December 31, 2006, there are no material legal proceedings involving the Company.

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

Prior to the asset sale to Group 1, we generally warranted that our software products would perform in all material respects in accordance with our standard published specifications. Historically, costs related to this warranty were not significant. There have been no warranty claims during the years ended December 31, 2006 and 2005.

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

Directors

Irv H. Lichtenwald has been a member of our Board of Directors since September 2001. Mr. Lichtenwald was the Executive Vice President, Chief Financial Officer and Secretary at Advent Software (Nasdaq: ADVS) from March 1995 through his retirement in March 2003. From February 1984 to March 1995, Mr. Lichtenwald served as Chief Financial Officer of Trinzic Corporation, a computer software developer, and its predecessor Aion Corporation. From February 1982 to February 1984, he served as Controller of Visicorp, a computer software developer. Mr. Lichtenwald holds an M.B.A. from the University of Chicago and a B.B.A. from Saginaw Valley State College. Mr. Lichtenwald remains as a Trailing Director as of December 31, 2006.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Item 10. Executive Compensation

Effective October 1, 2003, the process of liquidating our remaining assets, winding up the business, and dissolving the Company was being managed by two executives under the direction of the Board of Directors. Both executives resigned on April 15, 2004. As of December 31, 2006, the Company has retained a trailing director and an accounting agent to manage the remaining wind down and liquidation process.

Summary Compensation Table

Not applicable

Equity Compensation Plan Information

As of December 31, 2006, the Company had no securities to be issued upon exercise of outstanding options, warrants or rights. All equity compensation plans have been terminated in connection with the asset sale and dissolution of the Company.

Director Compensation

During the fiscal year ended December 31, 2006, the Company has an arrangement whereby the trailing director receives $2,500 for each quarter of services and is reimbursed for out-of-pocket expenses he incurs in connection with providing those services.

Option Grants in Last Year

We did not grant any stock options to our director during the fiscal year ended December 31, 2006. All of our option plans were terminated on April 15, 2004, when our certificate of dissolution became effective with the office of the State of Delaware. Therefore, there were no options outstanding or exercisable as of December 31, 2006.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

As all of our option plans were terminated on April 15, 2004, there were no options exercised in fiscal year 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

To our knowledge, the following table sets forth certain information with respect to beneficial ownership of our common stock, as of January 31, 2007, for:

•	each person whom we know beneficially owns more than 5% of our outstanding common stock;

•	our sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 47,109,843 shares of common stock outstanding as of December 31, 2006.

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

Item 13. Exhibits and Reports on Form 8-K

See the Index to Exhibits attached to this report, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees paid or to be paid to the Company’s independent registered public accounting firm, Burr, Pilger & Mayer, LLP for fiscal year 2006 and 2005.

Audit and Non-Audit Fees

	2006	2005
Audit Fees (1)	$36,910	$38,195
Tax Fees	5,000	4,635

Total	$41,910	$42,830

(1)	Audit fees relate to professional services rendered and to be rendered in connection with the audit of the Company’s annual financial statements, quarterly review of financial statements included in the Company’s Forms 10-QSB, and services in connection with registration statements filed with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Altos, State of California, on February 19, 2007.

S WIND-UP CORPORATION.

By:	/s/ IRV LICHTENWALD
Irv Lichtenwald, Director

INDEX TO EXHIBITS

Number	Title
2.1(2)	Asset Purchase Agreement dated April 15, 2003 between the Registrant and Group 1 Software, Inc.

3.1(1)	Certificate of Incorporation of Registrant.

3.2(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.3(1)	Bylaws of Registrant.

4.1(1)	Form of Registrant’s Common Stock Certificate.

10.1(1)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

31	Certification pursuant to 18 U.S.C. Section 1350 by the Board of Directors, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

32	Certification pursuant to 18 U.S.C. Section 1350 by the Board of Directors, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (No. 333-71369), declared effective by the Securities and Exchange Commission (SEC) on April 14, 1999.
(2)	Incorporated by reference to the exhibit to the Registrant’s Current Report on 8-K filed with the SEC on April 17, 2003.
*	Denotes management contract or compensatory plan or arrangement.