Form 10QSB
period 2007-03-31
S Wind-up CORP
filed 2007-04-16
CIK 1058425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of March 31, 2007, Registrant had 47,109,843 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

As of April 13, 2007, all remaining assets of the issuer were distributed to its shareholders. The distribution resulted in the complete redemption and cancellation of all outstanding shares of the Common Stock. Accordingly, there are no remaining holders of record of the issuers’ Common Stock.

S WIND-UP CORPORATION

QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED

MARCH 31, 2007

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

S WIND-UP CORPORATION

STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited, in thousands)

March 31, 2007
ASSETS
Cash and cash equivalents	$471
Short-term investments	700

Total assets	$1,171

LIABILITIES
Accrued costs of liquidation	$39

Total liabilities	39

Net assets in liquidation	$1,132

The accompanying notes are an integral part of these financial statements.

S WIND-UP CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited, in thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net change in net assets in liquidation:
Interest income	$14	$11
Refund of state tax payments	—	6
Adjustment of estimated accrued costs of dissolution	24	—
Audit, legal and consulting fees	—	(34)

Net increase (decrease) in net assets in liquidation:	38	(17)

Net assets in liquidation, beginning of period	1,094	1,070

Net assets in liquidation, end of period	$1,132	$1,053

The accompanying notes are an integral part of these financial statements.

S WIND-UP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except where noted)

NOTE 1. The Company and Recent Developments

S Wind-up Corporation, formerly Sagent Technology, Inc., a Delaware corporation (“Sagent”, “S Wind-up”, the “Company”, “we”, “us”, or “our”) was engaged in the process of an orderly liquidation of remaining assets, the winding up of its business and operations, and the dissolution of the Company.

On April 15, 2003, we entered into a definitive asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of our assets to Group 1 Software, Inc. (“Group 1”). On September 30, 2003, the holders of a majority of our outstanding shares approved the asset sale contemplated by the Asset Purchase Agreement and approved a plan of complete liquidation and dissolution (“the Plan”). The key features of the Plan were to (1) file a Certificate of Dissolution with the Secretary of State of the State of Delaware; (2) cease conducting normal business operations, except as may be required to wind up our business affairs; (3) attempt to convert all of our remaining assets into cash or cash equivalents in an orderly fashion; (4) pay or attempt to adequately provide for the payment of all of our known obligations and liabilities; and (5) distribute pro rata in one or more liquidating distributions all of our remaining assets to our stockholders as of the applicable record date. We filed Articles of Dissolution with the Secretary of State of the State of Delaware effective April 15, 2004.

As of the date of this filing, we have completed the process of the orderly liquidation of our remaining assets, the winding up of the business, and our dissolution. The process involved the sale and disposition of assets that were not acquired by Group 1, the payment of provision for liabilities and other claims that were not assumed by Group 1, and the distribution of all remaining assets to our shareholders. Effective April 13, 2007, we distributed all of our remaining assets to our shareholders other than a small cash balance to satisfy any remaining liabilities relating to its liquidation. Accordingly, the Company will not make any further distributions to its shareholders and the Company will cease to exist in any capacity.

We have also filed Form 15 with the Securities and Exchange Commission, pursuant to which our duty to file reports required under Section 13(a) of the Securities Exchange Act of 1934, as amended, was immediately suspended and our duty to file reports required under Section 15(d) of the Securities Exchange Act of 1934, as amended, was suspended as of April 16, 2007. This quarterly report represents our final periodic report to be filed with the Securities Exchange Commission. No other filings will be made with the Securities and Exchange Commission and no further communications will be made to our shareholders.

Prior to October 1, 2003, we offered a complete business intelligence software platform that allowed business users and information technology (“IT”) departments to work together to integrate, analyze, deliver and understand information.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim condensed financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation.

These unaudited condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

As a result of the stockholder’s approval of the Plan and the imminent nature of the liquidation process contemplated by the Plan, the Company adopted the liquidation basis of accounting effective October 1, 2003. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts.

NOTE 3. Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents included all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase. At March 31, 2007, the balance of cash and cash equivalents was made up of $471 in money market savings accounts. Short-term investments of $700 consisted of auction rate securities, classified as corporate equity securities, and possessed no apparent maturity date and no unrealized gain or loss.

Auction rate securities were variable rate bonds tied to short-term interest rates with maturities on the face of the underlying securities in excess of 90 days. Auction rate securities had interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every month or up to six months. They traded at par and were callable at par on any interest payment date at the option of the issuer. Interest paid during a given period was based upon the interest rate determined during the prior auction.

Although these securities were issued and rated as long-term bonds, they were priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. Therefore, these securities have been classified as short-term investments (marketable securities) in the accompanying statement of net assets in liquidation.

NOTE 4. LEGAL PROCEEDINGS

As of March 31, 2007, there were no material legal proceedings involving the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto. Prior to the decision to dissolve S Wind-up Corporation, we were a developer of business intelligence software products and services that helped businesses collect, analyze, understand, and act on customer and operational information both in batch and in real-time.

Overview

On September 30, 2003, the holders of a majority of our outstanding shares approved the asset sale contemplated by the Asset Purchase Agreement and approved a plan of complete liquidation and dissolution. The key features of the Plan were to: (1) file a Certificate of Dissolution with the Secretary of State of the State of Delaware; (2) cease conducting normal business operations, except as may be required to wind up our business affairs; (3) attempt to convert all of our remaining assets into cash or cash equivalents in an orderly fashion; (4) pay or attempt to adequately provide for the payment of all of our known obligations and liabilities; and (5) distribute pro rata in one or more liquidating distributions all of our remaining assets to our stockholders as of the applicable record date. We filed Articles of Dissolution with the Secretary of State of the State of Delaware effective April 15, 2004.

As of the date of this filing, we have completed the process of the orderly liquidation of our remaining assets, the winding up of the business, and our dissolution. The process involved the sale and disposition of assets that were not acquired by Group 1, the payment of provision for liabilities and other claims that were not assumed by Group 1, and the distribution of all remaining assets to our shareholders. Effective April 13, 2007, we distributed all of our remaining assets to our shareholders other than a small cash balance to satisfy any remaining liabilities relating to its liquidation. Accordingly, the Company will not make any further distributions to its shareholders and the Company will cease to exist in any capacity.

We have also filed Form 15 with the Securities and Exchange Commission, pursuant to which our duty to file reports required under Section 13(a) of the Securities Exchange Act of 1934, as amended, was immediately suspended and our duty to file reports required under Section 15(d) of the Securities Exchange Act of 1934, as amended, was suspended as of April 16, 2007. This quarterly report represents our final periodic report to be filed with the Securities Exchange Commission. No other filings will be made with the Securities and Exchange Commission and no further communications will be made to our shareholders.

Critical Accounting Policies and Estimates

In connection with the adoption of the plan of dissolution and the anticipated liquidation, we adopted the liquidation basis of accounting effective October 1, 2003, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. The preparation of financial statements using the liquidation basis of accounting required us to make assumptions, judgments and estimates that could have a significant impact on our reported net assets in liquidation. We based our assumptions, judgments and estimates on the most recent information available and various other factors that we believed to be reasonable under the circumstances. On a regular basis we evaluated our assumptions, judgments and estimates and make changes accordingly. We believed that the assumptions, judgments and estimates involved in the accounting for estimated costs to be incurred during liquidation would have the greatest potential impact on our financial statements, so we considered these estimates to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies.

Accrued Costs of Liquidation

Under the liquidation basis of accounting, we accrued for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $39,000 at March 31, 2007, including an estimated $33,000 of legal, audit, filing and tax services and $6,000 of other costs of liquidation. Our estimates were based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation and the timing of distributions to stockholders.

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

Liquidity and Capital Resources

As of March 31, 2007, net assets in liquidation totaled $1,132,000, consisting of $471,000 in cash and cash equivalents and $700,000 of short-term investments, primarily consisting of auction rate securities, partially offset by $39,000 of estimated costs to be incurred during liquidation. At March 31, 2007, our cash and cash equivalents were held primarily in money market funds.

As of April 13, 2007, all the remaining assets of the Company had been distributed to our shareholders. Approximately $39,000 in cash has been set aside to settle final liabilities which include: (1) preparation of our final 2007 tax return, (2) payment to our independent registered public accounting firm for various audit services, and (3) other miscellaneous fees for professional services to be rendered to the Company.

Changes in Net Assets in Liquidation for the quarters ended March 31, 2007 and 2006

For the quarters ended March 31, 2007 and 2006, we recorded $14,000 and $11,000 in interest income, respectively For the quarter ended March 31, 2007, we recorded an adjustment of $24,000 in estimated accrued costs of liquidation, representing a decrease in our original estimate of the costs to be incurred during dissolution, For the quarter ended March 31, 2006, we recorded $6,000 in refunds of state tax payments, and $34,000 in audit, legal and consulting fees.

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 1, 2003, the Company sold substantially all of its assets and began the orderly dissolution and liquidation of its assets. As of the date of this filing, the Company completed the process of the orderly liquidation of our remaining assets, the winding up of the business, and our dissolution. As the Company currently has no ongoing operations, chief executive officer, principal financial officers, principal accounting officer or employees, the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report were performed by the Company’s sole director. Based on that evaluation, the Company’s sole director has concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2007, there were no material legal proceedings involving the Company.

Item 6.	Exhibits

(a)	Exhibits

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Irv H. Lichtenwald
Irv H. Lichtenwald, Director	Date: April 16, 2007